Form 10-Q
period 2020-03-31
Baudax Bio, Inc.
filed 2020-05-08
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2020

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

As of May 6, 2020, there were 17,569,988 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$38,284	$17,740
Prepaid expenses and other current assets	2,211	2,395
Total current assets	40,495	20,135
Property, plant and equipment, net	4,716	4,821
Right-of-use asset	631	730
Intangible assets, net	26,185	26,400
Goodwill	2,127	2,127
Total assets	$74,154	$54,213
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,062	$271
Accrued expenses and other current liabilities	3,842	3,532
Current portion of operating lease liability	278	318
Current portion of contingent consideration	12,523	3,592
Total current liabilities	18,705	7,713
Long-term operating lease liability	391	455
Warrant liability	9,489	—
Long-term portion of contingent consideration	81,461	62,766
Total liabilities	110,046	70,934
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 100,000,000 shares; issued and outstanding, 17,569,988 shares at March 31, 2020 and 9,350,709 shares at December 31, 2019	176	94
Additional paid-in capital	40,450	19,405
Accumulated deficit	(76,518)	(36,220)
Total shareholders’ equity (deficit)	(35,892)	(16,721)
Total liabilities and shareholders’ equity	$74,154	$54,213

See accompanying notes to consolidated and combined financial statements.

BAUDAX BIO, INC.

Consolidated and Combined Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands)	2020	2019
Revenue	$—	$—

Operating expenses:
Cost of sales	—	—
Research and development	3,070	9,554
Selling, general and administrative	8,046	9,835
Amortization of intangible assets	215	—
Change in warrant valuation	1,378	—
Change in contingent consideration valuation	27,626	(15,091)
Total operating expenses	40,335	4,298
Operating loss	(40,335)	(4,298)
Other income (expense):
Other income (expense)	37	(37)
Net loss	$(40,298)	$(4,335)

Per share information:
Net loss per share of common stock, basic and diluted	$(4.03)	$(0.46)
Weighted average common shares outstanding, basic and diluted	10,001,228	9,350,709

See accompanying notes to consolidated and combined financial statements.

BAUDAX BIO, INC.

Consolidated and Combined Statements of Shareholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2020
	Common Stock		Additional
(amounts in thousands)	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2019	9,350,709	$94	$19,405	$(36,220)	$(16,721)
Recro Pharma allocation - stock-based compensation	—	—	456	—	456
Stock-based compensation expense	—	—	2,177	—	2,177
Issuance of common stock and warrants for public offering, net	7,692,308	77	14,899	—	14,976
Sale of common stock under equity facility, net of transaction costs	441,967	4	3,608	—	3,612
Issuance of common stock upon separation	45,874	1	—	—	1
Issuance of restricted stock units, net of shares withheld for income taxes	39,130	—	(95)	—	(95)
Net loss	—	—	—	(40,298)	(40,298)
Balance, March 31, 2020	17,569,988	$176	$40,450	$(76,518)	$(35,892)

For the Three Months Ended March 31, 2019
Parent Company
(amounts in thousands)	Net Investment
Balance, December 31, 2018	$(68,347)
Net loss	(4,335)
Net transfer from parent	19,823
Parent allocation - share-based compensation	1,527
Balance, March 31, 2019	$(51,332)

See accompanying notes to consolidated and combined financial statements.

BAUDAX BIO, INC.

Consolidated and Combined Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(40,298)	$(4,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,633	1,527
Depreciation expense	105	123
Amortization	215	—
Change in warrant valuation	1,378	—
Change in contingent consideration valuation	27,626	(15,091)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	184	(145)
Right-of-use asset	99	118
Accounts payable, accrued expenses and other liabilities	1,848	3,459
Operating lease liability	(104)	(118)
Net cash used in operating activities	(6,314)	(14,462)
Cash flows from investing activities:
Purchase of property and equipment	—	(279)
Acquisition of license agreement	—	(82)
Net cash used in investing activities	—	(361)
Cash flows from financing activities:
Proceeds from public offering, net of transaction costs	23,341	—
Proceeds from equity facility, net of transaction costs	3,612	—
Investment from parent company	—	19,823
Payments of withholdings on shares withheld for income taxes	(95)	—
Payment of contingent consideration	—	(5,000)
Net cash provided by financing activities	26,858	14,823
Net increase in cash and cash equivalents	20,544	—
Cash and cash equivalents, beginning of period	17,740	—
Cash and cash equivalents, end of period	$38,284	$—
Supplemental disclosure of cash flow information:
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$—	$933
Fair value of warrants issued for public offering	$8,111	$—
Offering costs included in accounts payable and accrued expenses	$254	$—

See accompanying notes to consolidated and combined financial statements.

BAUDAX BIO, INC.

Notes to the Consolidated and Combined Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1)	Background

Business

Baudax Bio, Inc. (Baudax Bio or the Company) is a pharmaceutical company primarily focused on developing and commercializing innovative products for acute care settings. Baudax Bio believes it can bring valuable therapeutic options for patients, prescribers and payers, such as its lead product, ANJESO™ (meloxicam) injection, to the acute care markets.

On February 20, 2020, the Company announced that the U.S. Food and Drug Administration (FDA) approved the New Drug Application (NDA) for ANJESO, which is indicated for the management of moderate to severe pain, alone or in combination with other non-NSAID analgesics. The Company expects to execute commercial launch for ANJESO by June 2020.

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

Basis of Presentation Related to the Separation

For all periods prior to the Separation, the accompanying combined financial statements represent the Acute Care Business of Recro and are derived from Recro’s consolidated financial statements. The Acute Care Business of Recro did not consist of a separate, standalone group of legal entities for public company reporting and certain other corporate functions in the periods prior to the Separation and, accordingly, allocations were required through the Distribution date. These combined financial statements, prior to the Separation, reflect the Company’s historical financial position, results of operations and cash flows as the business was operated as part of Recro prior to the Separation, in conformity with U.S. generally accepted accounting principles (U.S. GAAP). See Note 12 for a description of the agreements entered into between Recro and Baudax Bio following the Separation.

Prior to the Separation, the combined financial statements include certain assets and liabilities that have historically been held at the Recro corporate level, but which are specifically identifiable or allocable to the Company. All intracompany transactions and accounts have been eliminated. All intercompany transactions between the Company and Recro are considered to be effectively settled in the combined financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the combined statements of cash flows as a financing activity and in the combined balance sheet as parent company net investment. The Company does not record interest expense on amounts funded by Recro. Long-term debt held at the Recro corporate level was retained by Recro and was not assumed by the Company.

Historically, certain corporate level activity costs have been incurred and reported within the legal entity that includes the Recro Acute Care Business. The Company’s combined financial statements, prior to the Separation, include an allocation of these expenses related to these certain Recro corporate functions, including senior management, legal, human resources, finance, and information technology through the distribution date. These expenses are included in selling, general and administrative expense and have been allocated based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of expenses, headcount, or other measures. The Company considers the expense allocation methodology and results to be reasonable for all periods presented prior to the Separation, however, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly-traded company for the periods presented prior to the Separation. For the three months ended March 31, 2019 (prior to the Separation), a total of $3,382 of costs have been allocated to Recro’s contract manufacturing and development segment (the CDMO business).

The income tax amounts in the combined financial statements for periods prior to the Separation have been calculated based on a separate return methodology and are presented as if the Company was a standalone taxpayer in each of its tax jurisdictions prior to the Separation. Because of the Company’s history of losses as a standalone entity, a full valuation allowance is recorded against deferred tax assets in all periods presented.

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

The Company has determined that it operates in a single segment involved in the commercialization and development of innovative products for hospital and other acute care settings.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since inception and has an accumulated deficit of $76,518 as of March 31, 2020.

The Company has a history of operating losses and negative cash flows while operating as part of Recro and, accordingly, was dependent upon Recro for its capital funding and liquidity needs. Recro contributed $19,000 to the Company immediately prior to the Distribution. Recro has not committed any additional funding to the Company beyond the $19,000 that was contributed as of the Distribution date and the Company will be required to raise additional funds needed to operate as a standalone entity. The Company’s ability to generate cash inflows is highly dependent on the commercialization of ANJESO and there can be no assurance that ANJESO can be successfully commercialized. In addition, development activities, clinical and pre-clinical testing and commercialization of the Company’s product candidates, if approved, will require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to holders of its common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.  Management believes that cash and cash equivalents as of March 31, 2020 are sufficient to maintain operations through at least May 9, 2021, however, the Company would be required to significantly reduce expenses thereby adjusting the timing and scale of the commercial launch of ANJESO and/or consider out-licensing if additional funds are not available during such period.

(3)	Summary of Significant Accounting Principles
(a)	Basis of Presentation

The accompanying unaudited consolidated and combined financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP, for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying consolidated and combined financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

The accompanying unaudited interim consolidated and combined financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2019 included in the Company’s Form 10-K.

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

In accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), Topic 805, “Business Combinations,” or ASC 805, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, in particular with respect to intangible assets and contingent consideration.  Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based in part on historical experience and information obtained from management of the acquired companies and expectations of future cash flows. Transaction costs and restructuring costs associated with the transaction are expensed as incurred. In-process research and development (IPR&D), is the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. In a business combination, the Company capitalizes IPR&D as an intangible asset, and for an asset acquisition the Company expenses IPR&D in the Consolidated and Combined Statements of Operations on the acquisition date.

(f)	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized but assessed for impairment on an annual basis or more frequently if impairment indicators exist. The impairment model prescribes a one-step method for determining impairment.

The one-step quantitative test calculates the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  The Company has one reporting unit.

As of March 31, 2020, the Company’s intangible asset is classified as an asset resulting from R&D activities. Historically, prior to receiving FDA approval, the intangible asset was classified as an IPR&D asset. Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated and Combined Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life and will be amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, intellectual property protection, and competitive environments. Due to the global market disruption from COVID-19 in March 2020, an indicator of potential impairment, the Company performed an impairment test as of March 31, 2020, which indicated that there was no impairment of goodwill or intangible assets resulting from R&D activities as of March 31, 2020. The Company will perform its annual goodwill impairment test as of November 30, 2020.

(g)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company manages its cash and cash equivalents based on established guidelines relative to diversification and maturities to maintain safety and liquidity.

(h)	Research and Development

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

(i)	Stock-Based Awards

Baudax Awards

Share-based compensation included in the consolidated financial statements following the Separation is based upon the Baudax Bio, Inc. 2019 Equity Incentive Plan, or the 2019 Plan. The plan includes grants of stock options, time-based vesting restricted stock units (RSUs) and performance-based RSUs. The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. The Company accounts for forfeitures as they occur.

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

The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses an average of its peer group’s volatility in order to estimate future stock price trends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Recro Awards

The Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan, or the Recro Plan, includes stock options, time-based vesting RSUs and performance-based vesting RSUs granted to the Company’s employees prior to the Separation. The consolidated and combined financial statements reflect share-based compensation expense based on an allocation of a portion of Recro share-based compensation issued to the Company’s employees based on where their services are performed.

Recro measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. Forfeitures are accounted for as they occur.

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

(j)	Income Taxes

The income tax amounts in these consolidated and combined financial statements for periods prior to the Separation have been calculated based on a separate return methodology and presented as if the Company was a standalone taxpayer in each of its tax jurisdictions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of the Company’s history of losses as a standalone entity, a full valuation allowance is recorded against deferred tax assets in all periods presented.

Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated and combined financial statements. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position.  Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

(k)	Net Loss Per Common Share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. For the three months ended March 31, 2020 and 2019, the outstanding common stock options and unvested restricted stock units have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2020	2019
Basic and Diluted Loss Per Share
Net loss	$(40,298)	$(4,335)
Weighted average common shares outstanding, basic and diluted	10,001,228	9,350,709
Net loss per share of common stock, basic and diluted	$(4.03)	$(0.46)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2020 as they would be anti-dilutive:

March 31,
2020
Options and restricted stock units outstanding	2,320,480
Warrants	15,384,616

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(l)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. ASU 2016-02 establishes a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides an alternative transition method permitting the recognition of a cumulative-effect adjustment on the date of adoption rather than restating comparative periods in transition as originally prescribed by Topic 842. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance as of January 1, 2019. The Company elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use asset, and the exception for short-term leases. For its current classes of underlying assets, the Company did not elect the practical expedient under which the lease components would not be separated from the nonlease components. At January 1, 2019, the Company recorded a right-of-use asset of $1,174 and an operating lease liability of $1,219. For additional information regarding how the Company is accounting for leases under the new guidance, refer to Note 9(d).

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” or ASU 2018-13. ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The Company adopted this guidance as of January 1, 2020. The adoption did not have a material impact to the Company or its disclosures.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a range of reasonable information to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

(4)	Fair Value of Financial Instruments

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

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At March 31, 2020:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$22,700	$—	$—
Total cash equivalents	$22,700	$—	$—
Liabilities:
Warrants (See Note 10(c))	$—	$—	$9,489
Contingent consideration (See Note 9(b))	$—	$—	$93,984
	$—	$—	$103,473

At December 31, 2019:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$16,514	$—	$—
Total cash equivalents	$16,514	$—	$—
Liabilities:
Contingent consideration (See Note 9(b))	$—	$—	$66,358
	$—	$—	$66,358

The reconciliation of liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2019	$—	$66,358
Additions	8,111	—
Remeasurement	1,378	27,626
Total at March 31, 2020	$9,489	$93,984

Current portion as of March 31, 2020	—	12,523
Long-term portion as of March 31, 2020	$9,489	$81,461

The current portion of the contingent consideration represents the estimated probability adjusted fair value that is expected to become payable within one year as of March 31, 2020.

The fair value of the contingent consideration liability is measured as the reporting date using inputs and assumptions as of the date of the financial statements.  Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued are adjusted in the period during which such events and circumstances occur.  The fair value of the second contingent consideration component is estimated by applying a risk-adjusted discount rate to the probability-adjusted contingent payments and the expected approval dates. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of March 31, 2020, the fair value calculations used discount rates in the range of 15.08% to 33.74%, with a weighted average of 24.09%.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2020, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments.

(5)	Cash Equivalents

Cash equivalents as of March 31, 2020 include money market funds. The following is a summary of cash equivalents:

	March 31, 2020
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$22,700	$—	$—	$22,700
Total cash equivalents	$22,700	$—	$—	$22,700

	December 31, 2019
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$16,514	$—	$—	$16,514
Total cash equivalents	$16,514	$—	$—	$16,514

(6)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2020	December 31, 2019
Building and improvements	$196	$196
Furniture, office and computer equipment	1,518	1,518
Manufacturing equipment	101	101
Construction in progress	3,846	3,846
	5,661	5,661
Less: accumulated depreciation and amortization	945	840
Property, plant and equipment, net	$4,716	$4,821

Depreciation expense for the three months ended March 31, 2020 and 2019 was $105 and $123, respectively.

(7)	Intangible Assets

The following represents the balance of the intangible assets at March 31, 2020:

	Cost	Accumulated Amortization	Net Intangible Assets
Asset resulting from R&D activities	$26,400	$215	$26,185
Total	$26,400	$215	$26,185

Amortization expense for the three months ended March 31, 2020 was $215. There was no amortization expense for the three months ended March 31, 2019.

As of March 31, 2020, future amortization expense is as follows:

Amortization
Remainder of 2020	$1,932
2021	2,576
2022	2,576
2023	2,576
2024 and thereafter	16,525
Total	$26,185

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Payroll and related costs	$1,197	$2,181
Professional and consulting fees	1,196	209
Commercialization scale-up costs	166	—
Other research and development costs	538	538
Guarantee liability	543	548
Other	202	56
	$3,842	$3,532

(9)	Commitments and Contingencies
(a)	Licenses and Supply Agreements

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($22,548 as of March 31, 2020) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through March 31, 2020, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($13,420 as of March 31, 2020) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through March 31, 2020, no such milestones have been achieved.

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

The Company is party to a Master Manufacturing Services Agreement and Product Agreement with Patheon, collectively the Patheon Agreements, pursuant to which Patheon provides sterile fill-finish of injectable meloxicam drug product at its

Monza, Italy manufacturing site. We have agreed to purchase a certain percentage of our annual requirements of finished injectable meloxicam from Patheon during the term of the Patheon Agreements.

(b)	Contingent Consideration for the Alkermes Transaction

On April 10, 2015, Recro completed the acquisition of a manufacturing facility in Gainesville, Georgia and the licensing and commercialization rights to injectable meloxicam (the Alkermes Transaction). Pursuant to the purchase and sale agreement and subsequent amendment with Alkermes plc, or Alkermes, governing the Alkermes Transaction, the Company agreed to pay to Alkermes up to an additional $140,000 in milestone payments including $50,000 upon regulatory approval payable over a seven-year period, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam.

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component is (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components are payable upon regulatory approval and include (i) a $5,000 payment due within 180 days following regulatory approval for ANJESO and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales. As of March 31, 2020, the Company has paid $10,000 in milestone payments to Alkermes.

The Company is party to a Development, Manufacturing and Supply Agreement (Supply Agreement), with Alkermes (through a subsidiary of Alkermes), pursuant to which Alkermes will (i) provide clinical and commercial bulk supplies of ANJESO formulation and (ii) provide development services with respect to the Chemistry, Manufacturing and Controls section of an NDA for ANJESO. Pursuant to the Supply Agreement, Alkermes will supply the Company with such quantities of bulk ANJESO formulation as shall be reasonably required for the completion of clinical trials of ANJESO. During the term of the Supply Agreement, the Company will purchase its clinical and commercial supplies of bulk ANJESO formulation exclusively from Alkermes, subject to certain exceptions, for a period of time.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. The Company intends to file a motion to dismiss as to this complaint.  In connection with the Separation, the Company accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. The Company has recorded a liability equal to the estimated fair value of the indemnification to Recro related to this Securities Litigation. The Company believes that the lawsuit is without merit and intends to vigorously defend against it. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

(d)	Leases

The Company is a party to various operating leases in Malvern, Pennsylvania, and Dublin, Ireland for office space and office equipment.

The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Lease terms vary based on the nature of operations, however, all leased facilities are classified as operating leases with remaining lease terms between less than one year and 3 years. Most leases contain specific renewal options where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Costs determined to be variable and not based on an index or rate were not included in the measurement of operating lease liabilities. As most leases do not provide an implicit rate, the Company's effective interest rate was used to discount its lease liabilities.

The Company’s leases with an initial term of 12 months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right of use asset or lease liability on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term.

As of March 31, 2020, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2020	$289
2021	367
2022	373
Total lease payments	1,029
Less imputed interest	(360)
Total operating liabilities	$669

For the three months ended March 31, 2020, the weighted average remaining lease term was 3 years and the weighted average discount rate was 16%.

The components of the Company’s lease cost were as follows:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Operating lease cost	$122	$121
Short-term lease cost	-	7
Total lease cost	$122	$128
(e)	Purchase Commitments

As of March 31, 2020, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $7,930 related to inventory and other goods and services, including commercial activities and manufacturing scale-up. The timing of certain purchase commitments cannot be estimated as it is dependent on timing of commercialization or the outcome of other strategic evaluations and agreements.

(f)	Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of March 31, 2020, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,327, from that date through September 2021.

(10)	Capital Structure
(a)	Common Stock

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

On February 13, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with JMP Securities LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.01 per share, in an aggregate offering price of up to $25,000 through the Agent. As of March 31, 2020, 441,967 shares have been sold under the Sales Agreement for net proceeds of $3,612.

On March 26, 2020, the Company closed an underwritten public offering of 7,692,308 shares of its common stock, Series A warrants to purchase 7,692,308 shares of common stock and Series B warrants to purchase 7,692,308 shares of common stock, at an exercise price of $4.59 per share for Series A Warrants and at an exercise price of $3.25 per share for Series B Warrants, for net proceeds to the Company of approximately $23,100, after deducting underwriting discounts and commissions and estimated offering expenses, of which certain expenses are expected to be paid in the second quarter of 2020.

(b)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of December 31, 2019, no preferred stock was issued or outstanding.

(c)	Warrants

As of March 31, 2020, the Company had the following warrants outstanding to purchase shares of the Company’s common stock, all of which are liability classified:

Number of Shares	Exercise Price per Share	Expiration Date
7,692,308	$4.59	March 24, 2025
7,692,308	$3.25	April 24, 2021

The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the liability classified warrants for the three months ended March 31, 2020:

	March 31, 2020
	Series A Warrants	Series B Warrants
Fair value	$6,143	$3,346
Expected dividend yield	—%	—%
Expected volatility	73.59%	83.79%
Risk-free interest rates	.37%	.17%
Remaining contractual term	5 years	1 year

Each of the warrant agreements include usual and customary standard antidilution provisions as well as antidilution provisions that do not meet the standard definition of antidilution provisions, which require the Company to classify the warrants as liabilities.

(11)	Stock-Based Compensation

In connection with the Separation, the Company adopted the 2019 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 3,000,000 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2019, the number of shares available for issuance under the 2019 Plan was increased by 467,535. The total number of shares authorized for issuance under the 2019 plan as of March 31, 2020 is 3,467,535. As of March 31, 2020, 1,346,496 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. The weighted average grant-date fair value of the Baudax Bio options awarded to employees during three months ended March 31, 2020 was $1.58. Under the 2019 Plan, the fair value of the Baudax Bio options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

March 31,
2020
Range of expected option life	6 years
Expected volatility	72.85%
Risk-free interest rate	.46%
Expected dividend yield	—

Certain employees of the Company participated in Recro’s stock-based compensation plan, which provides for the grants of stock options and RSUs. The combined financial statements prior to the Separation reflect stock-based compensation expense related to Recro stock options and RSUs issued to the Company’s employees as well an allocation of a portion of Recro share-based compensation issued to corporate employees and members of the Board of Directors until the Separation date. The weighted average grant-date fair value of the options awarded to employees under the Recro Plan during the three months ended March 31, 2019 was $5.49.

Under the Recro Plan for the three months ended March 31, 2019, the fair value of the options granted to employees of the Company was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

March 31,
2019
Range of expected option life	6 years
Expected volatility	79.11% - 81.54%
Risk-free interest rate	2.27% – 2.66%
Expected dividend yield	—

The following table summarizes Baudax Bio stock option activity during the three months ended March 31, 2020:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2019	643,879	$6.33	9.9 years
Granted	227,187	2.48
Balance, March 31, 2020	871,066	$5.33	9.8 years
Vested	40,236	$6.33	9.7 years
Vested and expected to vest	871,066	$5.33	9.8 years

Included in the table above are 182,187 stock options outstanding as of March 31, 2020 that were granted outside of the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes the Baudax Bio RSUs activity during the three months ended March 31, 2020:

Number of shares
Balance, December 31, 2019	1,380,030
Granted	119,624
Vested and settled	(50,240)
Balance, March 31, 2020	1,449,414
Expected to vest	1,449,414

Included in the table above are 56,384 time-based RSUs outstanding as of March 31, 2020 that were granted outside of the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was $2,633 and $1,527, respectively. For the current year, this represents stock-based compensation from the 2019 Plan as well as stock-based compensation from the Recro Plan for certain Baudax Bio employees who are continuing to vest in their Recro awards but are not performing services to Recro. For the prior year, this represents the allocated portion of Recro stock-based compensation expense for employees of the Company.

As of March 31, 2020, there was $13,178 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.4 years, which includes stock-based compensation from the 2019 plan as well as the Recro equity plan for certain employees of the Company.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of March 31, 2020, there was no aggregate intrinsic value of the vested and unvested options.

(12)	Related Party Transactions

A Non-Executive Director of the Company’s Irish subsidiary is a Managing Director and a majority shareholder of HiTech Health Ltd (HiTech Health), a consultancy firm for the biotech, pharmaceutical and medical device industry. Since 2016, HiTech Health has provided the Company with certain consulting services and in November 2017 both parties entered into a Service Agreement to engage in both regulatory and supply chain project support and consultancy. In consideration for such services, the Company recorded $88 and $75 for the three months ended March 31, 2020 and 2019, respectively. A portion of the amount relates to consultancy services provided by the Non-Executive Director.

Recro became a related party to the Company following the Separation. As part of the Separation, the Company entered into a transition services agreement with Recro. Under the transition services agreement, the Company provides certain services to Recro, each related to corporate functions, and are charged to Recro. Additionally, Recro may incur expenses that are directly related to the Company after the Separation, which are billed to the Company. For the three months ended March 31, 2020, the Company recorded income of $516 related to the transition services agreement, which is recorded as a reduction in selling, general and administrative expenses. The Company recorded a net receivable of $63 for such activities and other activity with Recro as of March 31, 2020.

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

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended March 31, 2020 and 2019 were $141 and $122, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim unaudited financial statements contained in Part I, Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” the “Company” or “Baudax Bio” refer to Baudax Bio, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would,” “could,” “should,” “potential,” “seek,” “evaluate,” “pursue,” “continue,” “design,” “impact,” “affect,” “forecast,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

These forward-looking statements in this Quarterly Report include, among other things, statements about:

•	our estimates regarding expenses, future revenue, capital requirements and timing and availability of and the need for additional financing;
•	our ability to maintain regulatory approval for ANJESOTM (meloxicam) injection, or ANJESO;
•

our ability to generate sales and other revenues from ANJESO or any of our product candidates, once approved, including setting an acceptable price for and obtaining adequate coverage and reimbursement of such products;

•

the acceptance of ANJESO by the medical community, including physicians, patients, healthcare providers and hospital formularies; our ability and that of our third-party manufacturers to successfully scale-up our commercial manufacturing process for ANJESO;

•	the results, timing and outcome of our clinical trials of ANJESO or our other product candidates, and any future clinical and preclinical studies;
•	our relationships with Recro Pharma, Inc., or Recro, third parties, licensors, collaborators and our employees;
•	our ability to operate as a standalone company and execute our strategic priorities;
•	potential indemnification liabilities we may owe to Recro after the separation of Recro’s acute care business and transfer of such assets to us, or the Separation;
•

the effects of changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, tax impacts and net operating loss utilization related to the separation from Recro and changes in the tax laws;

•	our ability to comply with the regulatory schemes applicable to our business and other regulatory developments in the United States and foreign countries;
•

the performance of third-parties upon which we depend, including third-party contract research organizations, or CROs, and third-party suppliers, manufacturers, group purchasing organizations, distributors and logistics providers;

•	our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•	our ability to maintain our relationships, profitability and contracts with our key commercial partners;
•

our ability to defend any material litigation filed against us and avoid liabilities resulting from any material litigation, including any liabilities associated the ongoing securities class action filed against Recro for which we have agreed to indemnify Recro;

•	our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;
•

our ability to raise future financing and attain profitability for continued development of our business and our product candidates and to meet any required debt payments, and any milestone payments owing to Alkermes plc, or Alkermes, or our other licensing and collaboration partners; and

•

the extent to which health epidemics and other outbreaks of communicable diseases, including the recent outbreak of a novel strain of coronavirus, or COVID-19, could disrupt our operations or materially and adversely affect our business and financial conditions.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 13, 2020, or the 2019 Annual Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a pharmaceutical company primarily focused on developing and commercializing innovative products for hospital and related acute care settings. We believe that we can bring valuable therapeutic options for patients, prescribers and payers to the hospital and related acute care markets.

Our first commercial product, ANJESO, had its New Drug Application, or NDA, approved by the United States Food and Drug Administration, or FDA, on February 20, 2020 for the management of moderate to severe pain, alone or in combination with other non-NSAID analgesics. ANJESO is a once daily intravenous, or IV, NSAID with preferential Cox-2 activity, which has successfully completed three Phase III studies, including two pivotal efficacy trials, a large double-blind Phase III safety trial and other safety studies for the management of moderate to severe pain. Overall, the total NDA program included over 1,400 patients. We are establishing sales management, marketing and reimbursement functions in connection with the commercialization of ANJESO in the United States. We intend to initially launch with a sales team of approximately 50 sales representatives and/or collaborate with third parties who would market ANJESO to health care professionals at our called-on institutions. We may enter into a strategic partnership to commercialize ANJESO outside of the United States and are preparing for a commercial launch of ANJESO in the second quarter of 2020. Our costs consist primarily of expenses incurred in conducting our manufacturing scale-up, commercialization of ANJESO, clinical trials and preclinical studies, regulatory activities, public company and personnel costs.

We expect to incur significant and increasing operating losses for at least the next few years. We expect substantially all of our operating losses to result from costs incurred in connection with our commercialization activities, including manufacturing, and development programs, including our clinical, non-clinical and formulation development activities. Our expenses over the next several years are expected to relate to successfully commercializing ANJESO and continuing to develop our other current and future product candidates. In addition, we may incur costs associated with the acquisition or in-license of products and successful commercialization of the acquired or in-licensed products.

Our efforts to commercialize ANJESO have been and may continue to be impacted by the COVID-19 pandemic. Hospitals have reduced and diverted staffing, diverted resources to patients suffering from COVID-19 and limited hospital access for nonpatients, including our sales professionals, which we believe may impact our marketing and commercialization efforts. A reduction in elective surgeries during the COVID-19 pandemic may also result in decreased demand for ANJESO. We anticipate that many hospitals and health care providers will suffer negative financial consequences due to an increase in unexpected costs, including for additional staff, personal protective equipment and ventilators, along with a reduction in revenue due to fewer elective procedures being performed, which may result in a decreased demand for ANJESO.

Separation from Recro Pharma, Inc.

In August 2019, Recro announced its plans to separate its acute care business from its contract manufacturing and development business through a pro rata distribution of our common stock to shareholders of Recro. As a part of the Separation, Recro transferred the assets, liabilities and operations of its acute care segment to us, pursuant to the terms of a Separation Agreement. On November 21, 2019, the distribution date, each Recro shareholder received one share of our common stock for every two and one-half shares of Recro common stock held of record at the close of business on November 15, 2019, the record date for the Distribution. As a result of the Distribution, we are now an independent public company whose shares of common stock are trading under the symbol “BXRX” on The Nasdaq Capital Market, or Nasdaq.

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

Financial Overview

Research and Development Expenses

Research and development expenses currently consist primarily of costs in connection with the development of ANJESO and other pipeline activities. These expenses consist primarily of:

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

The majority of our external research and development costs have related to clinical trials, manufacturing of drug supply for pre-commercial products, analysis and testing of product candidates and patent costs. The Company expenses costs related to clinical inventory and pre-commercial inventory until it receives approval from the FDA to market a product, at which time the Company commences capitalization of costs relating to that product to inventory. Costs related to facilities, depreciation and support are not charged to specific programs.

The development of our other product candidates is highly uncertain and subject to a number of risks, including, but not limited to:

•	the costs, timing and outcome of regulatory review of a product candidate;
•	the duration of clinical trials, which varies substantially according to the type, complexity and novelty of the product candidate;
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

•	the emergence of competing technologies and products, including obtaining and maintaining patent protections, and other adverse market developments, which could impede our commercial efforts; and
•	the other risks disclosed in the sections titled “Risk Factors” of our 2019 Annual Report and this Quarterly Report.

Development timelines, probability of success and development costs vary widely. As a result of the uncertainties discussed above, we will assess our product candidate’s commercial potential and our available capital resources. As a result of these uncertainties surrounding the timing and outcome of any approval, we are currently unable to estimate precisely when, if ever, any of our product candidates will generate revenues and cash flows.

We expect our research and development costs to relate to ANJESO commercialization scale-up and other activities, including required pediatric post-marketing studies, as well as development of our other product candidates. We may elect to seek collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline.

Selling, General and Administrative Expenses

Selling, General and administrative expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales and marketing efforts as well as third party consulting costs for the promotion and sale of ANJESO. In addition, sales and marketing expenses include expenses related to communicating the clinical and economic benefits of ANJESO and educational programs for our customers.

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance and information technology functions. General and administrative expenses also include public company costs, directors and officers insurance, professional fees for legal, including patent-related expenses, consulting, auditing and tax services.

With the recent approval of ANJESO, our selling, general and administrative expenses will increase as we move towards the launch of ANJESO, which is expected in June of 2020.

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Recro’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, another $5.0 million due within 180 days of approval of ANJESO and $45.0 million over seven years beginning one year after approval, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of March 31, 2020 recorded a $94.0 million payment obligation, representing the estimated probability adjusted fair value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of March 31, 2020, we have paid $10.0 million in milestone payments to Alkermes.

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of March 31, 2020 and 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands)
Revenue	$—	$—

Operating expenses:
Cost of sales	—	—
Research and development	3,070	9,554
Selling, general and administrative	8,046	9,835
Amortization of intangible assets	215	—
Change in warrant valuation	1,378	—
Change in contingent consideration valuation	27,626	(15,091)
Total operating expenses	40,335	4,298
Operating loss	(40,335)	(4,298)
Other income (expense):
Other income (expense), net	37	(37)
Net loss	$(40,298)	$(4,335)

Research and Development. Our research and development expenses were $3.1 million and $9.6 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $6.5 million primarily resulted from a decrease in pre-commercialization manufacturing and clinical costs for ANJESO of $4.0 million, a decrease in development costs for other pipeline products of $2.1 million and a decrease in personnel costs of $0.4 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $8.0 million and $9.8 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $1.8 million was primarily due to decreased personnel costs of $1.6 million and decreased pre-commercial consulting costs of $0.8 million. These decreases were partially offset by increases in public company costs of $0.9 million as the prior year costs represent an allocated portion of the costs in the historical combined financial statements prior to the Separation.

Amortization of Intangible Assets. Amortization expense was $0.2 million for the three months ended March 31, 2020, which was related to the amortization of our intangible asset resulting from R&D activities over its estimated useful life. There was no amortization expense for the three months ended March 31, 2019.

Change in Warrant Valuation. Our warrant valuation increased $1.4 million for the three months ended March 31, 2020 due to an increase in the Black-Scholes values.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $27.6 million for the three months ended March 31, 2020 and a decrease in value of $15.1 million for the three months ended March 31, 2019. The non-cash charge for contingent consideration in each period related to the revaluation of the probability adjusted fair value of the Alkermes Transaction payment obligation. The increase for the three months ended March 31, 2020 was primarily due to the increase in probability of success of milestones tied to the FDA approval of ANJESO. The decrease in contingent consideration valuation for the three months ended March 31, 2019 was due to the adjusted timing of estimated milestone and royalty payments.

Liquidity and Capital Resources

As of March 31, 2020, we had $38.3 million in cash and cash equivalents. Historically, the primary source of liquidity for our business was cash flow provided to us from Recro.  Prior to the Separation, transfers of cash to and from Recro were reflected in Net Parent Investment in the historical combined balance sheets, statements of cash flows and statements of changes in Net Parent Investment. We have not reported cash or cash equivalents for the periods presented in the combined balance sheets prior to the Separation.

On March 26, 2020, we closed an underwritten public offering of 7,692,308 shares of our common stock, Series A warrants to purchase 7,692,308 shares of our common stock and Series B warrants to purchase 7,692,308 shares of our common stock, at an exercise price of $4.59 per share for Series A Warrants and at an exercise price of $3.25 per share for Series B Warrants, for net proceeds to the Company of approximately $23.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Under the terms of the Separation Agreement, Recro made a cash capital contribution of $19 million to us to fund our initial operations. Subsequent to the Separation, we no longer participate in Recro’s centralized cash management or benefit from direct funding from Recro. Our ability to fund our operations and capital needs will depend on our ability to raise additional funds through debt financings, bank or other loans, licensing, including out-licensing activities, sale of assets and/or marketing arrangements, the exercise of our short-dated warrants, or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Further, our ability to access capital market or otherwise raise capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or access to capital.

We anticipate that our principal uses of cash in the future will be primarily to launch and commercialize ANJESO and to fund our operations, pipeline development activities, working capital needs, capital expenditures and other general corporate purposes.

Sources and Uses of Cash

Cash used in operations was $6.3 million and $14.5 million for the three months ended March 31, 2020 and 2019, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, depreciation, amortization, changes in warrant valuations, changes in fair value of contingent consideration, as well as changes in operating assets and liabilities.

There was no cash used in investing activities for the three months ended March 31, 2020. Cash used in investing activities was $0.4 million for the three months ended March 31, 2019, which was primarily due to our capital expenditures of $0.3 million.

There was $26.9 million of cash provided by financing activities in the three months ended March 31, 2020 from net proceeds of the public offering of $23.3 million and net proceeds of our equity facility of $3.6 million. There was $14.8 million of cash provided by financing activities for the three months ended March 31, 2019 from net proceeds from parent company investment of $19.8 million, partially offset by a payment of contingent consideration of $5.0 million.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	our relationships with Recro, third parties, licensors, collaborators and our employees;

•	our ability to continue to operate as a standalone company and execute our strategic priorities;

•	potential indemnification liabilities we may owe to Recro;

•	the timing of the Alkermes Transaction milestone payments and other contingent consideration;

•	the costs of manufacturing scale-up and commercialization activities, for ANJESO;

•	the level of market acceptance of ANJESO;

•	the scope, progress, results and costs of development for our other product candidates;

•	the cost, timing and outcome of regulatory review of our other product candidates;

•	the cost of manufacturing scale-up, acquiring drug product and other capital equipment for our other product candidates;

•	the extent to which we in-license, acquire or invest in products, businesses and technologies;

•	our ability to raise additional funds through equity or debt financings or sale of certain assets;

•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and

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

Contractual Commitments

The table below reflects our contractual commitments as of March 31, 2020:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations (1):	$7,930	$4,513	$390	$—	$—
Operating Leases (2)	1,029	380	649	—	—
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (3), (4)	53,235	40	130	170	225
Alkermes Payments (5)	130,000	11,429	12,857	12,857	12,857
Employment Agreements (6)	1,327	1,018	309	—	—

Total Contractual Obligations	$193,521	$17,380	$14,335	$13,027	$13,082

(1)

These obligations consist of cancelable and non-cancelable purchase commitments related to inventory and other goods or services. The timing of certain purchase commitments cannot be estimated as it is dependent on timing of commercialization or the outcome of other strategic evaluations. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 9(e) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

(2)

We have become party to certain operating leases for the leased space in Malvern, Pennsylvania, and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented.

(3)

We are party to exclusive licenses with Orion for the development and commercialization of certain pipeline product candidates, under which we may be required to make certain milestone and royalty payments to Orion. See Note 9(a) to the Consolidated and Combined Financial Statements included in the Quarterly Report. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets.

(4)

We license the neuromuscular blocking agents, or NMBAs, from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBAs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See 9(a) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

(5)

Pursuant to the purchase and sale agreement governing the Alkermes Transaction, we agreed to pay to Alkermes milestone and royalty payments. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of some of these payments because they are in some instances, dependent on the commercial success of the product. In accordance with U.S. GAAP, the fair value of these obligations is recorded as contingent consideration on our Consolidated Balance Sheets. See Note 9(b) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

(6)

We have entered into employment agreements with certain of our named executive officers. As of March 31, 2020, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through September 2021. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 9(f) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Annual Report. In the three months ended March 31, 2020, there were no significant changes to the application of critical accounting policies previously disclosed in our 2019 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019.  On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. We intend to file a motion to dismiss as to this complaint.  In connection with the Separation, we accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. We believe that the lawsuit is without merit and intend to vigorously defend against it. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 1A.	Risk Factors.

You should carefully consider the risk factors described in our 2019 Annual Report, under the caption “Item 1A. Risk Factors.” Except as set forth below, there have been no material changes in our risk factors disclosed in our 2019 Annual Report.

The COVID-19 pandemic may materially and adversely affect our financial results.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Through the three months ended March 31, 2020, the COVID-19 pandemic did not have a significant impact on our business. However, efforts to contain the spread of COVID-19 have intensified. Every state in the United States has declared a state of emergency, and a majority of states have enacted travel advisories and temporary closures of businesses, issued quarantine orders and taken other restrictive measures in response to the COVID-19 pandemic. Within the United States, our business has been designated an essential business, which allows us to continue operations at this time. However, the continued spread of COVID-19 may continue to cause economic disruptions of indeterminable duration and intensity or cause other unpredictable events, each of which could materially and adversely affect our business. We may need to reduce our workforce or implement additional cost-mitigating strategies, which could materially affect our ability to manufacture and deliver our products.

We need additional capital to fund our operations and commercially launch ANJESO. However, the continued spread of COVID-19 has also led to severe disruption and volatility in the global capital markets. Our ability to access the capital markets or otherwise raise such capital is unknown during the COVID-19 pandemic and there can be no assurance that we will be able to obtain sufficient amounts of capital as and when needed. It is possible that the continued spread of COVID-19 could cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations or financial condition. Further, the United States federal government has responded to the COVID-19 pandemic with economic stimulus programs, but we cannot provide any assurance if these or any other governmental responses or actions will provide any intended economic benefits to us or will improve our access to additional capital in the public or private markets.

The extent to which COVID-19 impacts our financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the outbreak or treat its impact, among others. Moreover, the COVID-19 outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other pandemic harms the global economy generally. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our results of operations, financial condition or liquidity will ultimately be impacted, and we will continue to monitor the situation closely.

The COVID-19 pandemic may delay, or otherwise negatively impact the commercial launch of ANJESO.

In response to the COVID-19 pandemic, several countries, including the United States, have implemented severe travel restrictions, social distancing and delays or cancelations of elective surgeries. The outbreak of COVID-19 poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

Hospitals have begun to reduce and divert staffing, divert resources to patients suffering from the infectious disease and limit hospital access for non-patients, including our sales professionals. In addition, travel restrictions due to COVID-19 have impacted our sales professionals’ ability to travel to hospitals. These circumstances have negatively impacted the ability of our sales professionals to effectively market to hospital pharmacists and formulary committees, which may delay or have a material adverse impact on our commercial launch of ANJESO. In addition, the spread of COVID-19 has had, and may continue to have, an impact on the number or patients suffering from post-surgical pain, as hospitals cancel elective surgeries and patients postpone these procedures due to COVID-19 concerns, which may reduce demand for ANJESO and negatively impact our ability to successfully commercialize ANJESO. Hospitals and healthcare systems may be financially impacted by the costs associated with the treatment of individuals suffering from COVID-19 and the general reduction in elective surgeries. Although we are unable at this time to determine the extent of the financial impact of the COVID-19 pandemic on hospital and healthcare systems, it is possible that the negative impact of the COVID-19 pandemic may reduce hospital and healthcare system demand for ANJESO, which could have a material adverse impact on our commercial launch of ANJESO.

COVID-19 has and will continue to have an impact on ports and trade globally. We currently rely on Alkermes plc, or Alkermes, and Patheon UK Limited, or Patheon, for supply of ANJESO from locations in Ireland and Italy. There is a risk that supplies of ANJESO may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on Alkermes’ and Patheon’s labor force and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact our ability to supply and sell ANJESO.

The extent to which the COVID-19 pandemic will impact our efforts to commercialize ANJESO is uncertain and will depend upon future developments. We are monitoring the situation and taking steps to minimize the disruption to our commercialization efforts of the COVID-19 pandemic, but there can be no assurance that such actions will be successful, which could have a negative impact on our ability to successfully commercialize ANJESO.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Submission of Matters to a Vote of Security Holders

On May 6, 2020, we held our Annual Meeting of Shareholders, or the Annual Meeting. The following is a brief description of the final voting results for each of the proposals submitted to a vote of the shareholders at the Annual Meeting.

(a)

Proposal 1 — Election of Class I Directors. Each of Gerri Henwood and Alfred Altomari were elected to the Board of Directors as Class I directors to serve until the Company’s 2023 Annual Meeting of Shareholders and until their successors, if any, are elected or appointed, or their earlier death, resignation, retirement, disqualification or removal, as follows:

Name	For	Withheld	Broker Non-Votes
Gerri Henwood	4,169,317	140,832	3,126,355
Alfred Altomari	3,888,567	421,582	3,126,355

(b)

Proposal 2 — Ratification of Independent Registered Public Accountants. The appointment of KPMG LLP as the Company’s independent registered public accounting firm for the 2020 fiscal year was ratified, as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
6,960,415	456,755	19,334	—
Item 6.	Exhibits.
(a)	The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

4.1	Form of Series A Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2020 (File No. 001-39101).

4.2	Form of Series B Warrant	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 24, 2020 (File No. 001-39101).

4.3	Description of Securities	Filed herewith.

10.1	Employment Agreement, dated February 12, 2020, between Baudax Bio, Inc. and Gerri Henwood	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-39101).

10.2	Employment Agreement, dated February 12, 2020, between Baudax Bio, Inc. and Ryan D. Lake	Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-39101).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: May 8, 2020	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)