Form 10-Q
period 2020-06-30
Baudax Bio, Inc.
filed 2020-08-10
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2020

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

As of August 6, 2020, there were 18,374,604 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$39,410	$17,740
Accounts receivable, net	382	—
Inventory	753	—
Prepaid expenses and other current assets	2,122	2,395
Total current assets	42,667	20,135
Property, plant and equipment, net	4,610	4,821
Right-of-use asset	542	730
Intangible assets, net	25,541	26,400
Goodwill	2,127	2,127
Total assets	$75,487	$54,213
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,190	$271
Accrued expenses and other current liabilities	3,972	3,532
Current portion of long-term debt, net	598	—
Current portion of operating lease liability	258	318
Current portion of contingent consideration	13,135	3,592
Total current liabilities	20,153	7,713
Long-term debt, net	8,097	—
Long-term operating lease liability	329	455
Long-term portion of warrant liability	21,410	—
Long-term portion of contingent consideration	84,902	62,766
Total liabilities	134,891	70,934
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 100,000,000 shares; issued and outstanding, 18,374,604 shares at June 30, 2020 and 9,350,709 shares at December 31, 2019	184	94
Additional paid-in capital	47,375	19,405
Accumulated deficit	(106,963)	(36,220)
Total shareholders’ equity (deficit)	(59,404)	(16,721)
Total liabilities and shareholders’ equity	$75,487	$54,213

See accompanying notes to consolidated and combined financial statements.

BAUDAX BIO, INC.

Consolidated and Combined Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2020	2019	2020	2019
Revenue, net	$349	$—	$349	$—

Operating expenses:
Cost of sales	650	—	650	—
Research and development	1,350	7,180	4,420	16,734
Selling, general and administrative	11,217	7,449	19,263	17,284
Amortization of intangible assets	644	—	859	—
Change in warrant valuation	12,667	—	14,045	—
Change in contingent consideration valuation	4,053	(4,059)	31,679	(19,150)
Total operating expenses	30,581	10,570	70,916	14,868
Operating loss	(30,232)	(10,570)	(70,567)	(14,868)
Other expense:
Other expense	(213)	(12)	(176)	(49)
Net loss	$(30,445)	$(10,582)	$(70,743)	$(14,917)

Per share information:
Net loss per share of common stock, basic and diluted	$(1.72)	$(1.13)	$(5.11)	$(1.60)
Weighted average common shares outstanding, basic and diluted	17,691,700	9,350,709	13,846,464	9,350,709

See accompanying notes to consolidated and combined financial statements.

BAUDAX BIO, INC.

Consolidated and Combined Statements of Shareholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2020
	Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2019	9,350,709	$94	$19,405	$(36,220)	$(16,721)
Recro Pharma allocation - stock-based compensation	—	—	456	—	456
Stock-based compensation expense	—	—	2,177	—	2,177
Issuance of common stock and warrants for public offering, net	7,692,308	77	14,899	—	14,976
Sale of common stock under equity facility, net of transaction costs	441,967	4	3,608	—	3,612
Issuance of common stock upon Separation	45,874	1	—	—	1
Issuance of restricted stock units, net of shares withheld for income taxes	39,130	—	(95)	—	(95)
Net loss	—	—	—	(40,298)	(40,298)
Balance, March 31, 2020	17,569,988	$176	$40,450	$(76,518)	$(35,892)
Recro Pharma allocation - stock-based compensation	—	—	445	—	445
Stock-based compensation expense	—	—	1,864	—	1,864
Stock issuance costs	—	—	(3)	—	(3)
Warrants issued in connection with financing facility	—	—	1,423	—	1,423
Exercise of warrants	804,616	8	3,196	—	3,204
Net loss	—	—	—	(30,445)	(30,445)
Balance, June 30, 2020	18,374,604	$184	$47,375	$(106,963)	$(59,404)

For the Six Months Ended June 30, 2019
Parent Company
(amounts in thousands, except share data)	Net Investment
Balance, December 31, 2018	$(68,347)
Net loss	(4,335)
Net transfer from parent	19,823
Parent allocation - share-based compensation	1,527
Balance, March 31, 2019	$(51,332)
Net loss	(10,582)
Net transfer from parent	31,052
Parent allocation - share-based compensation	1,675
Balance, June 30, 2019	$(29,187)

See accompanying notes to consolidated and combined financial statements.

BAUDAX BIO, INC.

Consolidated and Combined Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(amounts in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(70,743)	$(14,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,942	3,202
Non-cash interest expense	76	—
Depreciation expense	211	246
Amortization	859	—
Change in warrant valuation	14,045	—
Change in contingent consideration valuation	31,679	(19,150)
Changes in operating assets and liabilities:
Inventory	(753)	—
Prepaid expenses and other current assets	273	(1,074)
Right-of-use asset	188	231
Accounts receivable	(382)	—
Accounts payable, accrued expenses and other liabilities	2,170	(7,464)
Operating lease liability	(186)	(232)
Net cash used in operating activities	(17,621)	(39,158)
Cash flows from investing activities:
Purchase of property and equipment	—	(1,635)
Acquisition of license agreement	—	(82)
Net cash used in investing activities	—	(1,717)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of transaction costs	10,231	—
Proceeds from public offering, net of transaction costs	23,085	—
Proceeds from equity facility, net of transaction costs	3,612	—
Proceeds from warrant exercises	2,458	—
Investment from parent company	—	50,875
Payments of withholdings on shares withheld for income taxes	(95)	—
Payment of contingent consideration	—	(10,000)
Net cash provided by financing activities	39,291	40,875
Net increase in cash and cash equivalents	21,670	—
Cash and cash equivalents, beginning of period	17,740	—
Cash and cash equivalents, end of period	$39,410	$—
Supplemental disclosure of cash flow information:
Fair value of warrants issued in connection with public offering	$8,111	$—
Fair value of warrants issued in connection with financing facility	$1,423	$—
Deferred financing costs included in accounts payable and accrued expenses	$189	$—

See accompanying notes to consolidated and combined financial statements.

BAUDAX BIO, INC.

Notes to the Consolidated and Combined Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1)	Background

Business

Baudax Bio, Inc. (“Baudax Bio” or the “Company”) is a pharmaceutical company primarily focused on developing and commercializing innovative products for acute care settings. Baudax Bio believes it can bring valuable therapeutic options for patients, prescribers and payers, such as its lead product, ANJESO® (meloxicam) injection, to the acute care markets.

On February 20, 2020, the Company announced that the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for ANJESO, which is indicated for the management of moderate to severe pain, alone or in combination with other non-NSAID analgesics. On June 15, 2020, Baudax Bio announced the full commercial launch of ANJESO and that the Centers for Medicare and Medicaid Services (“CMS”) approved transitional pass-through status and established a new reimbursement C-code for ANJESO.

On August 6, 2020, the company announced CMS established a new permanent J-code for ANJESO facilitating reimbursement in the hospital outpatient, ambulatory surgery center and physician office settings of care. The code, J1738 (Injection, meloxicam, 1 mg), will take effect on October 1, 2020 and it is expected to replace the previously issued C-code.

The Separation

Pursuant to the Separation Agreement between Recro Pharma, Inc. (“Recro”) and Baudax Bio, Recro transferred the assets, liabilities, and operations of its Acute Care business to the Company (the “Separation”) and, on November 21, 2019, the distribution date, each Recro shareholder received one share of the Company’s common stock for every two and one-half shares of Recro common stock held of record at the close of business on November 15, 2019, the record date for the distribution (the “Distribution”).  Additionally, Recro contributed $19,000 of cash to Baudax Bio in connection with the Separation. Following the Distribution and Separation, Baudax Bio operates as a separate, independent company. References to “the Company” represent Baudax Bio or the Acute Care Business of Recro for periods prior to the Separation.

Basis of Presentation Related to the Separation

For all periods prior to the Separation, the accompanying combined financial statements represent the Acute Care Business of Recro and are derived from Recro’s consolidated financial statements. The Acute Care Business of Recro did not consist of a separate, standalone group of legal entities for public company reporting and certain other corporate functions in the periods prior to the Separation and, accordingly, allocations were required through the Distribution date. These combined financial statements, prior to the Separation, reflect the Company’s historical financial position, results of operations and cash flows as the business was operated as part of Recro prior to the Separation, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). See Note 15 for a description of the agreements entered into between Recro and Baudax Bio following the Separation.

Prior to the Separation, the combined financial statements include certain assets and liabilities that had historically been held at the Recro corporate level, but which were specifically identifiable or allocable to the Company. All intracompany transactions and accounts have been eliminated. All intercompany transactions between the Company and Recro are considered to be effectively settled in the combined financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the combined statements of cash flows as a financing activity and in the combined balance sheet as parent company net investment. The Company did not record interest expense on amounts funded by Recro. Long-term debt held at the Recro corporate level was retained by Recro and was not assumed by the Company.

Historically, certain corporate level activity costs have been incurred and reported within the legal entity that includes the Recro Acute Care Business. The Company’s combined financial statements, prior to the Separation, include an allocation of these expenses related to these certain Recro corporate functions, including senior management, legal, human resources, finance, and information technology through the distribution date. These expenses are included in selling, general and administrative expense and have been allocated based on direct usage or benefit where identifiable, with the remainder allocated on a pro rata basis of expenses, headcount, or other measures. The Company considers the expense allocation methodology and results to be reasonable for all periods presented prior to the Separation, however, the allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, publicly-traded company for the periods presented prior to the Separation. For the three and six months ended June 30, 2019, a total of $1,569 and $4,951, respectively, of these costs have been allocated to Recro’s contract manufacturing and development segment (the “CDMO business”).

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

Upon the Separation, the Company adopted its own share‑based compensation plan. Recro maintains its stock-based compensation plan at a corporate level. Certain of the Company’s employees participated in Recro’s stock-based compensation plans prior to the Separation and a portion of the cost of those plans is included in the Company’s combined financial statements using an allocation methodology similar to the methodology used to allocate the cash compensation of the related employees.

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

The Company has incurred losses from operations since inception and has an accumulated deficit of $106,963 as of June 30, 2020.

The Company has a history of operating losses and negative cash flows while operating as part of Recro and, accordingly, was dependent upon Recro for its capital funding and liquidity needs. Recro contributed $19,000 to the Company immediately prior to the Distribution. Recro has not committed any additional funding to the Company beyond the $19,000 that was contributed as of the Distribution date and the Company will be required to raise additional funds needed to operate as a standalone entity. The Company’s ability to generate cash inflows is highly dependent on the commercialization of ANJESO and there can be no assurance that ANJESO can be successfully commercialized. In addition, development activities, clinical and pre-clinical testing and, if approved, commercialization of the Company’s product candidates, will require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to holders of its common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.  Management believes that cash and cash equivalents as of June 30, 2020 are sufficient to meet the Company’s obligations as they become due through at least August 11, 2021, however, the Company would be required to significantly reduce expenses, thereby adjusting the scale of the commercial launch of ANJESO and/or consider out-licensing if additional funds are not available during such period.
(3)	Summary of Significant Accounting Principles
(a)	Basis of Presentation

The accompanying unaudited consolidated and combined financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP, for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements.  In the opinion of management, the accompanying consolidated and combined financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 805, “Business Combinations,” or ASC 805, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, in particular with respect to intangible assets and contingent consideration.  Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based in part on historical experience and information obtained from management of the acquired companies and expectations of future cash flows. Transaction costs and restructuring costs associated with the transaction are expensed as incurred. In-process research and development (“IPR&D”), is the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. In a business combination, the Company capitalizes IPR&D as an intangible asset, and for an asset acquisition the Company expenses IPR&D in the Consolidated and Combined Statements of Operations on the acquisition date.
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

As of June 30, 2020, the Company’s intangible asset is classified as an asset resulting from R&D activities. Historically, prior to receiving FDA approval, the intangible asset was classified as an IPR&D asset. Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated and Combined Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life and will be amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, intellectual property protection, and competitive environments. Due to the global market disruption from COVID-19 in March 2020, an indicator of potential impairment, the Company performed an impairment test as of March 31, 2020, which indicated that there was no impairment of goodwill or intangible assets resulting from R&D activities. There have been no further triggering events as of June 30, 2020. The Company will perform its annual goodwill impairment test as of November 30, 2020.
(g)	Revenue Recognition

Subsequent to regulatory approval for ANJESO from the FDA, the Company began selling ANJESO in the U.S. through a single third-party logistics provider (“3PL”) which takes title to and control of the goods. The Company recognizes revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between us and our end-customers, wholesalers, group purchasing organizations and other indirect customers. Our payment terms are generally between thirty to ninety days.

The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. These reserves reflect the Company’s best estimate of the amount of consideration to which the Company is entitled based on the terms of the contracts. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
(h)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company manages its cash and cash equivalents based on established guidelines relative to diversification and maturities to maintain safety and liquidity.

The Company’s accounts receivable balance as of June 30, 2020 is compromised solely from transactions with the Company’s 3PL.

(i)	Research and Development

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
(j)	Stock-Based Awards

Baudax Awards

Share-based compensation included in the consolidated financial statements following the Separation is based upon the Baudax Bio, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). The plan includes grants of stock options, time-based vesting restricted stock units (“RSUs”) and performance-based RSUs. The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. The Company accounts for forfeitures as they occur.

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

Recro Awards

The Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan (the “Recro Plan”) includes stock options, time-based vesting RSUs and performance-based vesting RSUs granted to the Company’s employees prior to the Separation. The consolidated and combined financial statements reflect share-based compensation expense based on an allocation of a portion of Recro share-based compensation issued to the Company’s employees based on where their services are performed.

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
(k)	Income Taxes

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
(l)	Net Loss Per Common Share

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. For the three and six months ended June 30, 2020 and 2019, the outstanding warrants, common stock options and unvested restricted stock units have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and Diluted Loss Per Share
Net loss	$(30,445)	$(10,582)	$(70,743)	$(14,917)
Weighted average common shares outstanding, basic and diluted	17,691,700	9,350,709	13,846,464	9,350,709
Net loss per share of common stock, basic and diluted	$(1.72)	$(1.13)	$(5.11)	$(1.60)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2020 as they would be anti-dilutive:

June 30,
2020
Options and restricted stock units outstanding	3,121,319
Warrants	15,107,100

Amounts in the table above reflect the common stock equivalents of the noted instruments.
(m)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. ASU 2016-02 establishes a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. In July 2018, the FASB issued ASU No. 2018-11, Leases (“Topic 842”), Targeted Improvements, which provides an alternative transition method permitting the recognition of a cumulative-effect adjustment on the date of adoption rather than restating comparative periods in transition as originally prescribed by Topic 842. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance as of January 1, 2019. The Company elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use asset, and the exception for short-term leases. For its current classes of underlying assets, the Company did not elect the practical expedient under which the lease components would not be separated from the nonlease components. At January 1, 2019, the Company recorded a right-of-use asset of $1,174 and an operating lease liability of $1,219. For additional information regarding how the Company is accounting for leases under the new guidance, refer to Note 8.

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

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2020:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$36,109	$—	$—
Total cash equivalents	$36,109	$—	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$21,410
Contingent consideration (See Note 12(b))	—	—	98,037
	$—	$—	$119,447

At December 31, 2019:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$16,514	$—	$—
Total cash equivalents	$16,514	$—	$—
Liabilities:
Contingent consideration (See Note 12(b))	$—	$—	$66,358
	$—	$—	$66,358

The Company developed certain of its own assumptions to determine the value of the warrants that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yield. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.

The reconciliation of liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2019	$—	$66,358
Additions	8,111	—
Exercise of warrants	(746)	—
Remeasurement	14,045	31,679
Total at June 30, 2020	$21,410	$98,037

Current portion as of June 30, 2020	$-	$13,135
Long-term portion as of June 30, 2020	21,410	84,902

The current portion of the contingent consideration represents the estimated probability adjusted fair value that is expected to become payable within one year as of June 30, 2020.

The fair value of the contingent consideration liability is measured as the reporting date using inputs and assumptions as of the date of the financial statements.  Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued are adjusted in the period during which such events and circumstances occur.  The fair value of the second contingent consideration component is estimated by applying a risk-adjusted discount rate to the probability-adjusted contingent payments and the expected payment dates. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of June 30, 2020, the fair value calculations used discount rates in the range of 15.41% to 33.90%, with a weighted average of 24.76%.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of June 30, 2020, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at June 30, 2020 due to the fact that the debt arrangements reflect market terms from recent transactions.

(5)	Cash Equivalents

Cash equivalents as of June 30, 2020 include money market funds. The following is a summary of cash equivalents:

	June 30, 2020
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$36,109	$—	$—	$36,109
Total cash equivalents	$36,109	$—	$—	$36,109

	December 31, 2019
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$16,514	$—	$—	$16,514
Total cash equivalents	$16,514	$—	$—	$16,514

(6)	Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. The Company expenses costs related to inventory within the Research and development line in the Consolidated and Combined Statements of Operations until it receives approval from the FDA to market a product, at which time the Company commences capitalization of costs relating to that product. Adjustments to inventory are determined at the raw material, sub-assemblies and finished goods levels to reflect obsolescence or impaired balances.

Inventory was as follows:

	June 30, 2020	December 31, 2019
Raw materials	$76	$—
Sub-assemblies	56	—
Finished goods	621	—
	$753	$—

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2020	December 31, 2019
Building and improvements	$196	$196
Furniture, office and computer equipment	934	902
Manufacturing and laboratory equipment	717	717
Construction in progress	3,814	3,846
	5,661	5,661
Less: accumulated depreciation	1,051	840
Property, plant and equipment, net	$4,610	$4,821

Depreciation expense for the three and six months ended June 30, 2020 was $106 and $211, respectively. Depreciation expense for the three and six months ended June 30, 2019 was $123 and $246, respectively.

(8)	Leases

The Company is a party to various operating leases in Malvern, Pennsylvania, and Dublin, Ireland for office space and office equipment.

The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Lease terms vary based on the nature of operations, however, the current leased facility is classified as an operating lease with a remaining lease term of 3 years. Most leases contain specific renewal options where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Costs determined to be variable and not based on an index or rate were not included in the measurement of operating lease liabilities. As most leases do not provide an implicit rate, the Company's effective interest rate was used to discount its lease liabilities.

The Company’s leases with an initial term of 12 months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right of use asset or lease liability on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term.

As of June 30, 2020, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2020	$254
2021	367
2022	373
Total lease payments	994
Less imputed interest	(407)
Total operating lease liability	$587

As of June 30, 2020, the weighted average remaining lease term was 3 years and the weighted average discount rate was 16%.

The components of the Company’s lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$99	$121	$219	$242
Short-term lease cost	30	7	30	14
Total lease cost	$129	$128	$249	$256

(9)	Intangible Assets

The following represents the balance of the intangible assets at June 30, 2020:

	Cost	Accumulated Amortization	Net Intangible Assets
Asset resulting from R&D activities	$26,400	$859	$25,541
Total	$26,400	$859	$25,541

Amortization expense for the three and six months ended June 30, 2020 was $644 and $859, respectively. There was no amortization expense for the three and six months ended June 30, 2019.

As of June 30, 2020, future amortization expense is as follows:

Amortization
Remainder of 2020	$1,288
2021	2,576
2022	2,576
2023	2,576
2024 and thereafter	16,525
Total	$25,541

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Payroll and related costs	$2,457	$2,181
Professional and consulting fees	623	209
Research and development costs	72	538
Guarantee liability	456	548
Interest payable	126	—
Other	238	56
	$3,972	$3,532

(11)	Debt

The following table summarizes the components of the carrying value of debt as of June 30, 2020:

Paycheck Protection Program Loan	$1,537
Credit Agreement	10,000
Unamortized deferred issuance costs	(2,848)
Exit fee accretion	6
Total debt	$8,695

Current portion as of June 30, 2020	598
Long-term portion, net as of June 30, 2020	$8,097
(a)	Paycheck Protection Program Loan

On April 13, 2020, the Company applied to PNC Bank, National Association (the “Lender”) under the Small Business Administration (the “SBA”) Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $1,537 (the “Loan”). On May 8, 2020, the Company entered into a promissory note with respect to the Loan in favor of the Lender (the “PPP Note”). The Company plans to use the proceeds of the Loan for covered payroll costs, rent, utilities, mortgage and interest payments in accordance with the relevant terms and conditions of the CARES Act.

The PPP Note has a two-year term, matures on May 8, 2022, and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on December 15, 2020. The Company did not provide any collateral or guarantees for the Loan, nor did the Company pay any facility charge to obtain the Loan. The PPP Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the Loan at any time without incurring any prepayment charges.

The Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act including the use of Loan proceeds for payroll costs, rent, utilities and other expenses, and at least 60% of the Loan proceeds must be used for payroll costs as defined by the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender will require the Company to apply for such treatment in the future. According to the terms of the Credit Agreement, as defined below, if any amount less than $1,100 is not forgiven, the Company will be required to promptly repay the unforgiven amount of the PPP Note that is less than $1,100.

(b)	Credit Agreement

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”).

The Tranche Two Loans in an amount not to exceed $5,000 may be drawn upon on or before August 29, 2021 provided that the Company generates at least $5,000 in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Two Loans are funded. The Tranche Two Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Three Loans, Tranche Four Loans, or Tranche Five Loans, as applicable, provided that the Tranche Two Loans may not be drawn more than once. The Tranche Three Loans in an amount not to exceed $5,000 may be drawn upon on or before November 29, 2021 provided that the Company generates at least $10,000 in net revenue in the three consecutive calendar months immediately preceding such date such Tranche Three Loans are funded. The Tranche Three Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Four Loans or Tranche Five Loans, as applicable, provided that the Tranche Three Loans may not be drawn more than once. The Tranche Four Loans in an amount not to exceed $10,000 may be drawn upon, subject to the consent of the Lenders, on or before August 29, 2022 provided that the Company generates at least $20,000 in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Four Loans are funded. The Tranche Four Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Five Loans provided that the Tranche Four Loans may not be drawn more than once. The Tranche Five Loans in an amount not to exceed $20,000 may be drawn upon, subject to the consent of the Lenders, on or before March 1, 2023 provided that the Company generates at least $100,000 in net revenue in the twelve consecutive calendar months immediately preceding the date such Tranche Five Loans are funded.

The Term Loans will bear interest at a per annum rate equal to 13.5%, with monthly, interest-only payments until the date that is three years prior to the Maturity Date (as defined below) (the “Amortization Date”). The maturity date of the Credit Agreement is May 29, 2025, the five-year anniversary of the Credit Agreement Closing Date, but may be extended to May 29, 2026 provided that the EBITDA (as defined in the Credit Agreement) for the consecutive twelve month period ending on or immediately prior to May 29, 2022 is greater than $10,000 (such date, “Maturity Date”). On the Amortization Date, the Company will pay amortization payments (in addition to the interest stated above) each month in equal month installments of principal based on an amortization schedule of thirty-six months. Any unpaid principal amount of the Term Loans is due and payable on the Maturity Date.

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of June 30, 2020, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of June 30, 2020, the Company was in compliance with the required covenants.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 527,100 shares of the Company’s common stock, at an exercise price equal to $4.59 per share. See Note 13(c) for additional information. The warrant is exercisable through May 29, 2027.

In addition, the Company recorded debt issuance costs for the Credit Agreement of $1,496 and the fair value of warrants of $1,423, which are being amortized using the effective interest method over the term of Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated and Combined Statements of Operations. As of June 30, 2020, the effective interest rate was 23.11%, which takes into consideration the non-cash amortization of the debt issuance costs and accretion of the exit fee. The Company recorded debt issuance cost amortization related to the Credit Agreement of $70 for the three and six months ended June 30, 2020.
(12)	Commitments and Contingencies
(a)	Licenses and Supply Agreements

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($23,017 as of June 30, 2020) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through June 30, 2020, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($13,699 as of June 30, 2020) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through June 30, 2020, no such milestones have been achieved.

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents (“NMBAs”) and a proprietary reversal agent from Cornell University (“Cornell”). The NMBAs and reversal agent are referred to herein as the NMBA Related Compounds. The NMBA Related Compounds include one novel intermediate-acting NMBA that has initiated Phase I clinical trials and two other agents, a novel short-acting NMBA, and a rapid-acting reversal agent specific to these NMBAs. The Company is obligated to make: (i) an annual license maintenance fee payment to Cornell until the first commercial sale of the NMBA Related Compounds; and (ii) milestone payments to Cornell upon the achievement of certain milestones, up to a maximum, for each NMBA Related Compound, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is obligated to pay Cornell royalties on net sales of the NMBA Related Compound at a rate ranging from low to mid-single digits, depending on the applicable NMBA Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company will reimburse Cornell ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMBA Related Compounds.

The Company is party to a Development, Manufacturing and Supply Agreement (“Supply Agreement”), with Alkermes plc (“Alkermes”) (through a subsidiary of Alkermes), pursuant to which Alkermes will (i) provide clinical and commercial bulk supplies of ANJESO formulation and (ii) provide development services with respect to the Chemistry, Manufacturing and Controls section of an NDA for ANJESO. Pursuant to the Supply Agreement, Alkermes will supply the Company with such quantities of bulk ANJESO formulation as shall be reasonably required for the completion of clinical trials of ANJESO. During the term of the Supply Agreement, the Company will purchase its clinical and commercial supplies of bulk ANJESO formulation exclusively from Alkermes, subject to certain exceptions, for a period of time.

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

(b)	Contingent Consideration for the Alkermes Transaction

On April 10, 2015, Recro completed the acquisition of a manufacturing facility in Gainesville, Georgia and the licensing and commercialization rights to injectable meloxicam (the “Alkermes Transaction”). Pursuant to the purchase and sale agreement and subsequent amendment with Alkermes, as amended, governing the Alkermes Transaction, the Company agreed to pay to Alkermes up to an additional $140,000 in milestone payments including $50,000 upon regulatory approval payable over a seven-year period, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam.

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component is (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components are payable upon regulatory approval and include (i) a $5,000 payment due within 180 days following regulatory approval for ANJESO and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales. As of June 30, 2020, the Company has paid $10,000 in milestone payments to Alkermes.

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff’s deadline to file an opposition to the motion to dismiss is August 17, 2020, and Recro will have thirty days from the filing of the plaintiff’s opposition to file a reply in support of the motion to dismiss. In connection with the Separation, the Company accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. The Company has recorded a liability equal to the estimated fair value of the indemnification to Recro related to this Securities Litigation. The Company believes that the lawsuit is without merit and intends to vigorously defend against it. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

(d)	Purchase Commitments

As of June 30, 2020, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $10,508 related to inventory and other goods and services, including commercial activities and manufacturing scale-up. The timing of certain purchase commitments cannot be estimated as it is dependent on sales launch trajectory or the outcome of other strategic evaluations and agreements.

(e)	Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of June 30, 2020, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,327, from that date through December 2021.
(13)	Capital Structure
(a)	Common Stock

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

On February 13, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with JMP Securities LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.01 per share, in an aggregate offering price of up to $25,000 through the Agent. As of June 30, 2020, 441,967 shares have been sold under the Sales Agreement for net proceeds of $3,612.

On March 26, 2020, the Company closed an underwritten public offering of 7,692,308 shares of its common stock, Series A warrants to purchase 7,692,308 shares of common stock and Series B warrants to purchase 7,692,308 shares of common stock, at an exercise price of $4.59 per share for Series A Warrants and at an exercise price of $3.25 per share for Series B Warrants, for net proceeds to the Company of $23,085, after deducting underwriting discounts and commissions and estimated offering expenses.

(b)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of June 30, 2020, no preferred stock was issued or outstanding.

(c)	Warrants

On May 29, 2020, in connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 527,100 shares of common stock, at an exercise price equal to $4.59 per share.

During the three and six months ended June 30, 2020, the Company issued 804,616 shares of common stock upon exercise of Series B warrants for net proceeds of $2,458.

As of June 30, 2020, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
Series A Warrants	7,692,308	$4.59	March 24, 2025
Series B Warrants	6,887,692	$3.25	April 24, 2021
MAM Eagle Lender Warrant	527,100	$4.59	May 29, 2027

The Series A warrants to purchase 7,692,308 shares of common stock and Series B warrants to purchase 6,887,692 shares of common stock related to the public offering are liability classified as they contain antidilution provisions that do not meet the standard definition of antidilution provisions. The warrant to purchase 527,100 shares of common stock is equity classified.

The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the liability classified warrants.

	June 30, 2020
	Series A Warrants	Series B Warrants
Fair value	$12,691	$8,719
Expected dividend yield	—%	—%
Expected volatility	74.49%	96.13%
Risk-free interest rates	.29%	.16%
Remaining contractual term	4.7 years	0.8 years
(14)	Stock-Based Compensation

The Company has adopted the 2019 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 3,000,000 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2019, the number of shares available for issuance under the 2019 Plan was increased by 467,535. The total number of shares authorized for issuance under the 2019 plan as of June 30, 2020 is 3,467,535. As of June 30, 2020, 1,116,396 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. The weighted average grant-date fair value of the Baudax Bio options awarded to employees during six months ended June 30, 2020 was $2.23. Under the 2019 Plan, the fair value of the Baudax Bio options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

June 30,
2020
Range of expected option life	6 years
Expected volatility	73.75%
Risk-free interest rate	.42%
Expected dividend yield	—

Certain employees of the Company participated in the Recro Plan. The combined financial statements prior to the Separation reflect stock-based compensation expense related to Recro stock options and RSUs issued to the Company’s employees as well as an allocation of a portion of Recro share-based compensation issued to corporate employees and members of the Board of Directors until the Separation date. The weighted average grant-date fair value of the options awarded to employees under the Recro Plan during the six months ended June 30, 2019 was $5.53.

Under the Recro Plan for the six months ended June 30, 2019, the fair value of the options granted to employees of the Company was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

June 30,
2019
Range of expected option life	6 years
Expected volatility	79.96%
Risk-free interest rate	2.60%
Expected dividend yield	—

The following table summarizes Baudax Bio stock option activity during the six months ended June 30, 2020:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2019	643,879	$6.33	9.9 years
Granted	816,299	3.50
Balance, June 30, 2020	1,460,178	$4.75	9.7 years
Vested	80,479	$6.33	9.4 years
Vested and expected to vest	1,460,178	$4.75	9.7 years

Included in the table above are 633,003 stock options outstanding as of June 30, 2020 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes the Baudax Bio RSUs activity during the six months ended June 30, 2020:

Number of shares
Balance, December 31, 2019	1,380,030
Granted	331,351
Vested and settled	(50,240)
Balance, June 30, 2020	1,661,141
Expected to vest	1,661,141

Included in the table above are 176,307 time-based RSUs outstanding as of June 30, 2020 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the six months ended June 30, 2020 and 2019 was $4,942 and $3,202, respectively. For the current year, this represents stock-based compensation from the 2019 Plan as well as stock-based compensation from the Recro Plan for certain Baudax Bio employees who are continuing to vest in their Recro awards but are not performing services to Recro. For the prior year, this represents the allocated portion of Recro stock-based compensation expense for employees of the Company.

As of June 30, 2020, there was $13,112 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.5 years, which includes stock-based compensation from the 2019 Plan as well as the Recro Plan for certain employees of the Company.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of June 30, 2020, the aggregate intrinsic value of the unvested options was $532. There was no aggregate intrinsic value of the vested options.

(15)	Related Party Transactions

A Non-Executive Director of the Company’s Irish subsidiary is a Managing Director and a majority shareholder of HiTech Health Ltd (“HiTech Health”), a consultancy firm for the biotech, pharmaceutical and medical device industry. Since 2016, HiTech Health has provided the Company with certain consulting services and in November 2017 both parties entered into a Service Agreement to engage in both regulatory and supply chain project support and consultancy. In consideration for such services, the Company recorded $40 and $29 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded $128 and $104, in consideration for such services, respectively. A portion of the amount relates to consultancy services provided by the Non-Executive Director.

Recro became a related party to the Company following the Separation. As part of the Separation, the Company entered into a transition services agreement with Recro. Under the transition services agreement, the Company provides certain services to Recro, each related to corporate functions, and are charged to Recro. Additionally, Recro may incur expenses that are directly related to the Company after the Separation, which are billed to the Company. For the three and six months ended June 30, 2020, the Company recorded income of $516 and $1,032, respectively, related to the transition services agreement, which is recorded as a reduction in selling, general and administrative expenses. The Company recorded a net payable of $33 for activities with Recro as of June 30, 2020.

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

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended June 30, 2020 and 2019 were $120 and $114, respectively. Total Company contributions to the 401(k) plan for the six months ended June 30, 2020 and 2019 were $261 and $236, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim unaudited financial statements contained in Part I, Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 13, 2020. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” the “Company” or “Baudax Bio” refer to Baudax Bio, Inc. and its consolidated subsidiaries.

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

These forward-looking statements in this Quarterly Report include, among other things, statements about:

•	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing;
•

our ability to maintain regulatory approval for ANJESO® (meloxicam) injection, or ANJESO, any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;

•

our ability to successfully manage the timing, costs and other aspects of the commercial launch of ANJESO, including setting an acceptable price for and obtaining adequate coverage and reimbursement of such products;

•	our ability to successfully market, commercialize and achieve broad market acceptance for ANJESO and any of our other product candidates once approved;
•	the acceptance of ANJESO by the medical community, including physicians, patients, healthcare providers and hospital formularies;
•	our ability and that of our third-party manufacturers to successfully scale-up our commercial manufacturing process for ANJESO;
•	the results, timing and outcome of our clinical trials of our product candidates, and any future clinical and preclinical studies;
•	our relationships with Recro Pharma, Inc., or Recro, Alkermes plc, or Alkermes, other third parties, licensors, collaborators and our employees;
•	our ability to operate as a standalone company and execute our strategic priorities;
•	potential indemnification liabilities we may owe to Recro after the separation of Recro’s acute care business and transfer of such assets to us, or the Separation;
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
•

the performance of third-parties upon which we depend, including third-party contract research organizations, or CROs, and third-party suppliers, manufacturers including Alkermes and Patheon UK Limited, group purchasing organizations, distributors and logistics providers;

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

•

our ability to raise future financing and attain profitability for continued development of our business and our product candidates and to meet any required debt payments, and any milestone payments owing to Alkermes, or our other licensing and collaboration partners;

•

our ability to operate under increased leverage and associated lending covenants; to pay existing required interest and principal amortization payments when due; and/or to obtain acceptable refinancing alternatives; and

•

our expectations regarding the impact of the ongoing coronavirus 2019, or COVID-19, pandemic including, but not limited to, the expected duration of disruption and immediate and long-term delays, disruption in the commercial launch of ANJESO, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 13, 2020, or the 2019 Annual Report, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 8, 2020, or the Q1 Quarterly Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report and you should not place undue reliance on any forward-looking statements.

Overview

We are a pharmaceutical company primarily focused on developing and commercializing innovative products for hospital and related acute care settings. We believe that we can bring valuable therapeutic options for patients, prescribers and payers to the hospital and related acute care markets.

Our first commercial product, ANJESO, had its New Drug Application, or NDA, approved by the United States Food and Drug Administration, or FDA, on February 20, 2020 for the management of moderate to severe pain, alone or in combination with other non-NSAID analgesics. ANJESO is a once daily intravenous, or IV, NSAID with preferential Cox-2 activity, which has successfully completed three Phase III studies, including two pivotal efficacy trials, a large double-blind Phase III safety trial and other safety studies for the management of moderate to severe pain. Overall, the total NDA program included over 1,400 patients. We have established sales management, marketing and reimbursement functions in connection with the commercialization of ANJESO in the United States.

We have initially launched with a sales team of approximately 50 sales representatives and collaborate with third parties who would market ANJESO to health care professionals at our called-on institutions. We commenced our commercial launch of ANJESO in June of 2020 and continue to evaluate strategic partnerships to commercialize ANJESO outside of the United States. In August 2020, CMS established a new permanent J-code for ANJESO facilitating reimbursement in the hospital outpatient, ambulatory surgery center and physician office settings of care. We have also entered into agreements with Vizient Inc., the largest member-driven healthcare performance improvement company in the U.S., and with one of the top 3 integrated delivery networks for terms for availability of ANJESO to their member institutions.

Our costs consist primarily of expenses incurred in conducting our manufacturing scale-up, commercialization of ANJESO, clinical trials and preclinical studies, regulatory activities, and public company and personnel costs. We expect to incur significant and increasing operating losses for at least the next few years. We expect substantially all of our operating losses to result from costs incurred in connection with our commercialization activities, including manufacturing costs, and development programs, including our clinical, non-clinical and formulation development activities. Our expenses over the next several years are expected to relate to successfully commercializing ANJESO and continuing to develop our other current and future product candidates. In addition, we may incur costs associated with the acquisition or in-license of products and successful commercialization of the acquired or in-licensed products.

COVID-19 Impact

Our efforts to commercialize ANJESO have been and may continue to be impacted by the COVID-19 pandemic. Hospitals have reduced and diverted staffing, diverted resources to patients suffering from COVID-19 and limited hospital access for nonpatients, including our sales professionals, which we believe may impact our marketing and commercialization efforts. We believe a reduction in elective surgeries during the COVID-19 pandemic has and may continue to result in decreased demand for ANJESO. We anticipate that many hospitals and health care providers will continue to suffer negative financial consequences due to an increase in unexpected costs, including for additional staff, personal protective equipment and ventilators, along with a reduction in revenue due to fewer elective procedures being performed, which may result in a decreased demand for ANJESO. While access restrictions have eased in some locations, spikes of COVID-19 cases in certain states or regions may further impact our sales force as access to hospitals may be restricted and elective surgeries may be limited in those areas. Due to the rapidly evolving environment, continued uncertainties from the impact of the COVID-19 global pandemic, and the recent regional outbreaks that are impacting the recovery, we cannot estimate the full extent to which our commercialization of ANJESO and financial results may be adversely impacted.

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

Financial Overview

Revenue

Subsequent to regulatory approval for ANJESO from the FDA, we began selling ANJESO in the U.S. through a single third-party logistics provider, or 3PL, which takes title to and control of the goods. We recognize revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between us and our end-customers, wholesalers, group purchasing organizations and other indirect customers.

Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. These reserves reflect our best estimate of the amount of consideration to which we are entitled based on the terms of the contracts. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Cost of Sales

Cost of sales includes manufacturing costs, transportation and freight, royalty expense, qualification costs for a secondary manufacturing suite for increased available capacity to meet anticipated demand and indirect overhead costs associated with the manufacturing and distribution of ANJESO including supply chain and quality personnel costs. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges. We expensed a significant portion of the cost of producing ANJESO that we are using in the commercial launch as research and development expense prior to the regulatory approval of ANJESO. We expect cost of sales to increase as we deplete these inventories.

Research and Development Expenses

Research and development expenses currently consist primarily of costs incurred in connection with the development of ANJESO and other pipeline activities. These expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;
•	the cost of acquiring and manufacturing clinical trial drug supply and related manufacturing services and pre-commercial product validation and inventory manufacturing expenses;
•	costs related to facilities, depreciation and other allocated expenses;
•	acquired in-process research and development;
•	costs associated with non-clinical and pre-commercial regulatory activities; and
•	salaries and related costs for personnel in research and development and pre-commercial regulatory functions.

The majority of our external research and development costs have related to clinical trials, manufacturing of drug supply for pre-commercial products, analysis and testing of product candidates and patent costs. We expense costs related to clinical inventory and pre-commercial inventory until we receive approval from the FDA to market a product, at which time we commence capitalization of costs relating to that product to inventory. Costs related to facilities, depreciation and support are not charged to specific programs. Subsequent to regulatory approval of ANJESO, we allocated or recategorized certain personnel and overhead expenses related to medical affairs, supply chain, quality and regulatory support functions that had previously been recorded within research and development to cost of sales or selling, general and administrative expenses in support of the commercial launch of ANJESO. Pre-commercial activities directly utilizing personnel and overhead expenses from the medical affairs, supply chain, quality and regulatory support function continue to be recorded within research and development.

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

•	the emergence of competing technologies and products, including obtaining and maintaining patent protections, and other adverse market developments, which could impede our commercial efforts; and
•	the other risks disclosed in the sections titled “Risk Factors” of our 2019 Annual Report, Q1 Quarterly Report and this Quarterly Report.

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

We expect our research and development costs to relate to ANJESO, including required pediatric post-marketing studies, as well as development and commercialization scale-up of our other product candidates. We may elect to seek collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales and marketing efforts as well as third party consulting costs for the promotion and sale of ANJESO. In addition, sales and marketing expenses include expenses related to communicating the clinical and economic benefits of ANJESO and educational programs for our indirect customers.

General and administrative expenses consist principally of salaries and related costs for personnel in executive, medical affairs, regulatory, finance and information technology functions. General and administrative expenses also include public company costs, directors and officers insurance, professional fees for legal, including patent-related expenses, consulting, auditing and tax services.

We expect our selling, general and administrative expenses to increase in the future as a result of our commercial launch of ANJESO.

2019 Reduction in Force

Following the receipt of a second complete response letter from the FDA with regard to IV meloxicam in March of 2019, we implemented a strategic restructuring initiative, and corresponding reduction in workforce, aimed at reducing operating expenses, while maintaining key personnel needed to select a partner and obtain FDA approval of IV meloxicam. The restructuring initiative included a reduction of approximately 50 positions. During the six months ended June 30, 2019, we incurred approximately $7.2 million of costs, all of which were incurred in the first half of 2019, in connection with the strategic restructuring plan. These costs included severance and related termination benefits and canceled marketing and production costs.

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Recro’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, another $5.0 million due within 180 days of approval of ANJESO and $45.0 million over seven years beginning one year after approval, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of June 30, 2020 recorded a $98.0 million payment obligation, representing the estimated probability adjusted fair value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of June 30, 2020, we have paid $10.0 million in milestone payments to Alkermes.

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Credit Agreement with MAM Eagle Lender, the amortization of related financing costs, and interest expense on a promissory note with PNC Bank under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) administered by the Small Business Administration (the “SBA”).

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of June 30, 2020 and 2019.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019
	(amounts in thousands)
Revenue, net	$349	$—

Operating expenses:
Cost of sales	650	—
Research and development	1,350	7,180
Selling, general and administrative	11,217	7,449
Amortization of intangible assets	644	—
Change in warrant valuation	12,667	—
Change in contingent consideration valuation	4,053	(4,059)
Total operating expenses	30,581	10,570
Operating loss	(30,232)	(10,570)
Other expense:
Other expense, net	(213)	(12)
Net loss	$(30,445)	$(10,582)

Revenue, net. For the three months ended June 30, 2020, net product revenue was $0.3 million, related to sales of ANJESO in the U.S. For the three months ended June 30, 2019, we did not recognize any product revenue.

Cost of sales. Our cost of sales was $0.7 million for the three months ended June 30, 2020 and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO including supply chain and quality costs. Based on our policy, we expense costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the three months ended June 30, 2020 were incurred prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the period. We expect cost of sales to increase as we build new inventory not expensed during the pre-approval period, validate a larger manufacturing suite and deplete our initial inventory levels. No product cost of sales was recorded for the three months ended June 30, 2019.

Research and Development. Our research and development expenses were $1.4 million and $7.2 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $5.8 million. Excluding $2.6 million of costs associated with the strategic restructuring initiative recorded in the three months ended June 30, 2019, our research and development expenses decreased $3.2 million primarily resulting from a decrease in pre-commercialization manufacturing and clinical costs for ANJESO of $2.3 million and a decrease in personnel and overhead expenses of $0.9 million as we allocated or recategorized certain expenses related to supply chain, regulatory, quality and medical affairs associated with support of the commercial launch of ANJESO.

Selling, General and Administrative. Our selling, general and administrative expenses were $11.2 million and $7.4 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $3.8 million. Excluding $3.4 million of costs associated with the strategic restructuring initiative recorded in the three months ended June 30, 2019, our selling, general and administrative expenses increased $7.2 million primarily due to increased selling and marketing expenses in connection with the commercial launch of ANJESO. Selling and marketing expenses of $5.6 million for the three months ended June 30, 2020 increased $5.0 million due to increased personnel costs of $3.1 million and increased commercial costs of $1.9 million. General and administrative expenses of $5.6 million for the three months ended June 30, 2020 increased $2.2 million primarily due to increased personnel costs, including over half of which was attributed to medical affairs and regulatory support functions which had previously been recorded within research and development expense in the prior year period.

Amortization of Intangible Assets. Amortization expense was $0.6 million for the three months ended June 30, 2020, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life. There was no amortization expense for the three months ended June 30, 2019.

Change in Warrant Valuation. The change in warrant valuation was an increase in value of $12.7 million for the three months ended June 30, 2020 due to an increase in the Black-Scholes values as a result of an increase in our stock price.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $4.1 million for the three months ended June 30, 2020 and a decrease in value of $4.1 million for the three months ended June 30, 2019. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The increase in contingent consideration value for the three months ended June 30, 2020 was primarily due to the time value of money associated with the balance as we progress closer to payment of the contingent consideration liability. The decrease in contingent consideration valuation for the three months ended June 30, 2019 was due to the adjusted timing of estimated milestone and royalty payments.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
	(amounts in thousands)
Revenue, net	$349	$—

Operating expenses:
Cost of sales	650	—
Research and development	4,420	16,734
Selling, general and administrative	19,263	17,284
Amortization of intangible assets	859	—
Change in warrant valuation	14,045	—
Change in contingent consideration valuation	31,679	(19,150)
Total operating expenses	70,916	14,868
Operating loss	(70,567)	(14,868)
Other expense:
Other expense, net	(176)	(49)
Net loss	$(70,743)	$(14,917)

Revenue, net. For the six months ended June 30, 2020, net product revenue was $0.3 million, related to sales of ANJESO in the U.S. For the six months ended June 30, 2019, we did not recognize any product revenue.

Cost of sales. Our cost of sales was $0.7 million for the six months ended June 30, 2020 and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO including supply chain and quality costs. Based on our policy, we expense costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the six months ended June 30, 2020 were incurred prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the period. We expect cost of sales to increase as we build new inventory not expensed during the pre-approval period, validate a larger manufacturing suite and deplete our initial inventory levels. No product cost of sales was recorded for the six months ended June 30, 2019.

Research and Development. Our research and development expenses were $4.4 million and $16.7 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $12.3 million. Excluding $2.8 of costs associated with the strategic restructuring initiative recorded in the six months ended June 30, 2019, the decrease of $9.5 million resulted from a decrease in pre-commercialization manufacturing and clinical costs for IV meloxicam of $6.2 million, a decrease in development costs for other pipeline products of $2.1 million and a decrease in personnel and overhead expenses of $1.2 million as we re-allocated costs related to supply chain, regulatory, quality and medical affairs associated with support of the commercial launch of ANJESO.

Selling, General and Administrative. Our selling, general and administrative expenses were $19.3 million and $17.3 million for the six months ended June 30, 2020 and 2019, respectively. Excluding $4.4 million of costs associated with the strategic restructuring initiative recorded in the six months ended June 30, 2019, the increase of $6.4 million primarily due to increased selling and marketing expenses in connection with the commercial launch of ANJESO. Selling and marketing expenses of $8.9 million for the six months ended June 30, 2020 increased $3.5 million due to increased personnel costs of $1.9 million and increased commercial costs of $1.6 million. General and administrative expenses of $10.4 million for the six months ended June 30, 2020 increased $2.9 million primarily due to increased personnel costs of $2.4 million, including over half of which was attributed to medical affairs and regulatory support functions, which had previously been recorded within research and development expense in the prior year period, and increased public company costs of approximately $0.5 million as the prior year costs represent an allocated portion of the costs in the historical combined financial statements prior to the Separation.

Amortization of Intangible Assets. Amortization expense was $0.9 million for the six months ended June 30, 2020, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life. There was no amortization expense for the six months ended June 30, 2019.

Change in Warrant Valuation. The change in warrant valuation was an increase of $14.0 million for the six months ended June 30, 2020, related to the warrants sold as part of the March 26, 2020 underwritten public offering and represents an increase in the Black-Scholes values as a result of an increase in our stock price.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $31.7 million for the six months ended June 30, 2020 as compared to a decrease in value of $19.2 million for the six months ended June 30, 2019. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The increase in contingent consideration value for the six months ended June 30, 2020 was primarily due to the increase in probability of success of milestones tied to the FDA approval of ANJESO. The decrease in contingent consideration valuation for the six months ended June 30, 2019 was due to the adjusted timing of estimated milestone and royalty payments after receipt of the second CRL from the FDA in March 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had $39.4 million in cash and cash equivalents. Historically, the primary source of liquidity for our business was cash flow provided to us from Recro.  Prior to the Separation, transfers of cash to and from Recro were reflected in Net Parent Investment in the historical combined balance sheets, statements of cash flows and statements of changes in Net Parent Investment. We have not reported cash or cash equivalents for the periods presented in the combined balance sheets prior to the Separation.

On May 29, 2020, we entered in a $50.0 million Credit Agreement with MAM Eagle Lender, pursuant to which we have drawn $10.0 million as of the date of this Quarterly Report and may draw upon four additional tranches of term loans. The Tranche Two Loans in an amount not to exceed $5.0 million may be drawn upon on or before August 29, 2021 provided that we generate at least $5.0 million in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Two Loans are funded. The Tranche Two Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Three Loans, Tranche Four Loans, or Tranche Five Loans, as applicable, provided that the Tranche Two Loans may not be drawn more than once. The Tranche Three Loans in an amount not to exceed $5.0 million may be drawn upon on or before November 29, 2021 provided that we generate at least $10.0 in net revenue in the three consecutive calendar months immediately preceding such date such Tranche Three Loans are funded. The Tranche Three Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Four Loans or Tranche Five Loans, as applicable, provided that the Tranche Three Loans may not be drawn more than once. The Tranche Four Loans in an amount not to exceed $10.0 million may be drawn upon, subject to the consent of the Lenders, on or before August 29, 2022 provided that we generate at least $20.0 million in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Four Loans are funded. The Tranche Four Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Five Loans provided that the Tranche Four Loans may not be drawn more than once. The Tranche Five Loans in an amount not to exceed $20.0 million may be drawn upon, subject to the consent of the Lenders, on or before March 1, 2023 provided that we generate at least $100.0 million in net revenue in the twelve consecutive calendar months immediately preceding the date such Tranche Five Loans are funded.

On May 8, 2020, we entered into a promissory note for $1.5 million under the PPP of the CARES Act administered by the SBA. We plan to use the loan proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. This Loan may be partially or fully forgiven if we comply with the provisions of the CARES Act including the use of Loan proceeds for payroll costs, rent, utilities and other expenses, and at least 60% of the loan proceeds must be used for payroll costs as defined by the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender will require us to apply for such treatment in the future. Should we meet the requirements for forgiveness, we would extinguish the note upon receiving legal release from PNC Bank and record a gain on extinguishment in the period. We expect that the full $1.5 million balance of the PPP Note will be forgiven, however, no assurance can be given that we will obtain forgiveness of the PPP Note in whole or in part.

On March 26, 2020, we closed an underwritten public offering of 7,692,308 shares of our common stock, Series A warrants to purchase 7,692,308 shares of our common stock at an exercise price of $4.59 per share and Series B warrants to purchase 7,692,308 shares of our common stock at an exercise price of $3.25 per share, resulting in $23.1 million of net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses. Subsequent to the closing of the underwritten public offering, the exercise of warrants related to the transaction has provided net proceeds of an additional $2.5 million.

On February 13, 2020, we entered into a Sales Agreement with JMP Securities LLC, as sales agent, or the Agent, pursuant to which we may, from time to time, issue and sell shares of our common stock, in an aggregate offering price of up to $25.0 million through the Agent, or the ATM Program. As of June 30, 2020, 441,967 shares have been sold under the ATM Program for net proceeds of $3.6 million.

Under the terms of the Separation Agreement, Recro made a cash capital contribution of $19.0 million to us to fund our initial operations. Subsequent to the Separation, we no longer participate in Recro’s centralized cash management or benefit from direct funding from Recro. Our ability to fund our operations and capital needs will depend on our ability to raise additional funds through debt financings, bank or other loans, licensing, including out-licensing activities, sale of assets and/or marketing arrangements, the exercise of our short-dated warrants, or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Further, our ability to access capital market or otherwise raise capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or access to capital.

We anticipate that our principal uses of cash in the future will be primarily to launch and commercialize ANJESO and to fund our operations, pipeline development activities, working capital needs, capital expenditures and other general corporate purposes.

Sources and Uses of Cash

Cash used in operations was $17.6 million and $39.2 million for the six months ended June 30, 2020 and 2019, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, depreciation, amortization, changes in warrant valuations, and changes in fair value of contingent consideration, as well as changes in operating assets and liabilities.

There was no cash used in investing activities for the six months ended June 30, 2020. Cash used in investing activities was $1.7 million for the six months ended June 30, 2019, which was primarily due to our capital expenditures of $1.6 million.

There was $39.3 million of cash provided by financing activities in the six months ended June 30, 2020 consisting of net proceeds of $23.1 million from the public offering of common stock and warrants, net proceeds of $1.5 million from the issuance of the PPP Loan, net proceeds of $8.7 million from the incurrence of long-term debt under the Credit Agreement with MAM Eagle Lender, net proceeds of $3.6 million from our ATM Program, and net proceeds of $2.5 million from warrant exercises. There was $40.9 million of cash provided by financing activities for the six months ended June 30, 2019 from net proceeds of $50.9 million from parent company investment, partially offset by a payment of contingent consideration of $10.0 million.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	our relationships with Recro, third parties, licensors, collaborators and our employees;

•	our ability to continue to operate as a standalone company and execute our strategic priorities;

•	potential indemnification liabilities we may owe to Recro;

•	the timing of the Alkermes Transaction milestone payments and other contingent consideration;

•	the costs of manufacturing scale-up and commercialization activities, for ANJESO;

•	the level of market acceptance of ANJESO;

•	the scope, progress, results and costs of development for our other product candidates;

•	the cost, timing and outcome of regulatory review of our other product candidates;

•	the cost of manufacturing scale-up, acquiring drug product and other capital equipment for our other product candidates;

•	the extent to which we in-license, acquire or invest in products, businesses and technologies;

•	our ability to raise additional funds through equity or debt financings or sale of certain assets;

•	our ability to achieve certain milestones to access and draw down additional tranches of debt under the Credit Agreement;

•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and

•

the effect of any changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, tax impacts and net operating loss utilization related to the Separation and changes in tax laws.

We might use existing cash and cash equivalents on hand, debt, equity financing, sale of assets or out-licensing revenue or a combination thereof to fund our operations or product acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. Our shareholders may experience dilution as a result of the issuance of additional equity or debt securities. This dilution may be significant depending upon the amount of equity or debt securities that we issue and the prices at which we issue any securities.

Contractual Commitments

The table below reflects our contractual commitments as of June 30, 2020:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$11,537	$598	$4,828	$6,111	$—
Interest on Debt	7,737	2,301	4,095	1,341	—

Purchase Obligations (2):	$10,508	$4,320	$2,971	$—	$—
Operating Leases (3)	994	440	554	—	—
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	53,285	40	130	170	225
Alkermes Payments (6)	130,000	11,429	12,857	12,857	12,857
Employment Agreements (7)	1,327	1,018	309	—	—

Total Contractual Obligations	$215,388	$20,146	$25,744	$20,479	$13,082

(1)

Debt obligations consist of principal, an exit fee of 2.5% of that principal and interest on the $10.0 million outstanding term loan under our Credit Agreement in addition to principal and interest on a $1.5 million promissory note under the SBA Paycheck Protection Program of the CARES Act. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See Note 11 to the Consolidated and Combined Financial Statements included in this Quarterly Report.

(2)

These obligations consist of cancelable and non-cancelable purchase commitments related to inventory and other goods or services. The timing of certain purchase commitments cannot be estimated as it is dependent on sales launch trajectory or the outcome of other strategic evaluations. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(d) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

(3)

We have become party to certain operating leases for the leased space in Malvern, Pennsylvania, and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented.

(4)

We are party to exclusive licenses with Orion for the development and commercialization of certain pipeline product candidates, under which we may be required to make certain milestone and royalty payments to Orion. See Note 12(a) to the Consolidated and Combined Financial Statements included in the Quarterly Report. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets.

(5)

We license the neuromuscular blocking agents, or NMBAs, from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBAs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See 12(a) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

(6)

Pursuant to the purchase and sale agreement governing the Alkermes Transaction, we agreed to pay to Alkermes milestone and royalty payments. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of some of these payments because they are in some instances, dependent on the commercial success of the product. In accordance with U.S. GAAP, the fair value of these obligations is recorded as contingent consideration on our Consolidated Balance Sheets. See Note 12(b) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

(7)

We have entered into employment agreements with certain of our named executive officers. As of June 30, 2020, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through December 2021. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(e) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Annual Report. In the six months ended June 30, 2020, there were changes to the application of critical accounting policies previously disclosed in our 2019 Annual Report related to the launch of ANJESO and the related revenue recognition, as described below.

Revenue Recognition-- Subsequent to regulatory approval for ANJESO from the FDA, we began selling ANJESO in the U.S. through a single third party logistics provider, or 3PL, which takes title to and control of the goods. We recognize revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between us and our end-customers wholesalers, group purchasing organizations and other indirect customers. Our payment terms are generally between thirty to ninety days.

Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. These reserves reflect our best estimate of the amount of consideration to which we are entitled based on the terms of the contracts. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019.  On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff’s deadline to file an opposition to Recro’s motion to dismiss is August 17, 2020, and Recro will have thirty days from the filing of the plaintiff’s opposition to file a reply in support of the motion to dismiss. In connection with the Separation, we accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. Recro and we believe that the lawsuit is without merit and intend to vigorously defend against it. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 1A.	Risk Factors.

You should carefully consider the risk factors described in our 2019 Annual Report and our Q1 Quarterly Report, under the caption “Item 1A. Risk Factors.” Except as set forth below, there have been no material changes in our risk factors disclosed in our 2019 Annual Report and our Q1 Quarterly Report.

We have incurred significant indebtedness, which could adversely affect our business.

As of June 30, 2020, we had an outstanding balance under our PPP Note of approximately $1.5 million and an outstanding balance of $10 million under our credit agreement with MAM Eagle Lender. Our indebtedness could have important consequences to our shareholders. For example, it:

•	increases our vulnerability to adverse general economic and industry conditions;
•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•	reduces proceeds we may receive as a result of any sale;
•	limits our ability to obtain additional financing or refinancing in the future for working capital, clinical trials, research and development, or other purposes; and
•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations and cash flows. Our credit agreement with MAM Eagle Lender also contains certain financial and other covenants, including a minimum liquidity requirement of $5 million at all times, and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, and making certain acquisitions and investments. The credit agreement provides for certain mandatory prepayment events, including with respect to the net proceeds of asset sales, extraordinary receipts, casualty payments and other specified events, based on the terms of the credit agreement with MAM Eagle Lender. Any failure to comply with the terms, covenants and conditions of the credit agreement may limit our ability to draw upon additional tranches of term loans and may result in an event of default under such agreement, which could have a material adverse effect on our business, financial condition and results of operation.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On May 8, 2020, we received loan proceeds of approximately $1.5 million pursuant to the PPP under the CARES Act, administered by the SBA. We intend to use the PPP Note to retain current employees, maintain payroll and make lease and utility payments. The PPP Note is evidenced by a promissory note, dated as of May 8, 2020, issued by PNC Bank, National Association, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Note is scheduled to mature on May 8, 2022, or the Maturity Date, bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

Commencing December 15, 2020, we are required to pay regular monthly payments in an amount equal to one month’s accrued interest under the PPP Note. All interest which accrues during the initial six months of the loan period will be deferred and payable on the Maturity Date. The amounts outstanding under the PPP Note may be prepaid by us at any time prior to maturity without penalty. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 8-week period beginning on the date of the first disbursement of the PPP Note. The amount of the PPP Note eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Note will ultimately be forgiven by the SBA.

In order to apply for the PPP Note, we were required to certify, among other things, that the current economic uncertainty made the PPP Note request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the environment in light of the uncertainty resulting from the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Note, and that our receipt of the PPP Note is consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.

On April 23, 2020, the SBA issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. The SBA guidance further indicates that borrowers “must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business.”

Under PPP, all or a portion of the PPP Note is eligible for forgiveness if we were eligible for the PPP Note, use the loan proceeds for eligible expenses and otherwise satisfy PPP requirements. While we believe we are eligible for the PPP Note, in the event it was determined that we were not eligible for the PPP Note, it is possible we would be required to repay the PPP Note on an accelerated basis, rather than over two years provided under the PPP Note, and at a higher interest rate than 1.000% per annum. If we were to be audited and receive an adverse finding in such audit, some or all of the PPP Note might not be forgiven and we could be required to return or repay some or all of the PPP Note, together with interest on the loan, which could reduce our liquidity, and potentially subject us to fines and penalties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

4.1	Common Stock Purchase Warrant, dated May 29, 2020, in favor of MAM Eagle Lender, LLC.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

10.1	Note dated May 8, 2020, between Baudax Bio, Inc. and PNC Bank, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2020 (File No. 001-39101).

10.2	Credit Agreement, dated as of May 29, 2020, among the Company, the lenders party thereto and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

10.3	Security Agreement, dated as of May 29, 2020, by and among the Company, Baudax Bio N.A. LLC, Baudax Bio Limited and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

10.4	Intellectual Property Security Agreement, dated as of May 29, 2020, by and among the Company, Baudax Bio N.A. LLC, Baudax Bio Limited and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: August 10, 2020	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)