Form 10-Q
period 2021-03-31
Baudax Bio, Inc.
filed 2021-05-05
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2021

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

As of May 3, 2021, there were 70,152,898 shares of common stock, par value $0.01 per share, outstanding.

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

These forward-looking statements in this Quarterly Report include, among other things, statements about:

•	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing;
•	our ability to continue as a going concern for the next 12 months;
•	our ability to operate under significant indebtedness and obtain forgiveness of our Paycheck Protection Program, or PPP, Loan;
•

our ability to maintain regulatory approval for ANJESO® (meloxicam) injection, or ANJESO, and obtain regulatory approval for any other product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;

•

our ability to successfully manage the timing, costs and other aspects of the commercialization of ANJESO, including setting an acceptable price for and obtaining adequate coverage and reimbursement of ANJESO;

•	our ability to successfully market, commercialize and achieve broad market acceptance for ANJESO and any of our other product candidates once approved;
•	the acceptance of ANJESO by the medical community, including physicians, patients, healthcare providers and hospital formularies;
•	our ability and that of our third-party manufacturers to successfully scale-up our commercial manufacturing process for ANJESO;
•	the results, timing and outcome of our clinical trials of our product candidates, and any future clinical and preclinical studies;
•	our relationships with Alkermes plc, or Alkermes, other third parties, licensors, collaborators, and our employees;
•	our ability to operate as a standalone company and execute our strategic priorities;
•	potential indemnification liabilities we may owe to Recro Pharma, Inc. (Recro) after the separation of Recro’s acute care business and transfer of such assets to us, or the Separation;
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

•

our ability to operate under increased leverage and associated lending covenants; to pay existing required interest and principal amortization payments when due; and/or to obtain acceptable refinancing alternatives; and

•

our expectations regarding the impact of the ongoing coronavirus 2019, or COVID-19, pandemic including, but not limited to, the availability of vaccines for COVID-19 and peoples’ willingness to avail themselves of such vaccines, the expected duration of disruption and immediate and long-term delays, disruption in the commercialization of ANJESO, our ability to access hospital systems and formulary committees, manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 16, 2021, or the 2020 Annual Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report and you should not place undue reliance on any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$30,690	$30,342
Short-term investments	7,495	—
Accounts receivable, net	163	51
Inventory, net	2,773	2,978
Prepaid expenses and other current assets	2,569	3,346
Total current assets	43,690	36,717
Property, plant and equipment, net	5,039	5,052
Intangible assets, net	23,610	24,254
Goodwill	2,127	2,127
Other long-term assets	520	583
Total assets	$74,986	$68,733
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,140	$3,653
Accrued expenses and other current liabilities	4,680	5,326
Current portion of long-term debt, net	1,196	683
Current portion of contingent consideration	7,107	8,467
Total current liabilities	14,123	18,129
Long-term debt, net	8,185	8,469
Warrant liability	83	65
Long-term portion of contingent consideration	53,348	56,576
Other long-term liabilities	241	293
Total liabilities	75,980	83,532
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 100,000,000 shares; issued and outstanding, 70,142,608 shares at March 31, 2021 and 48,688,480 shares at December 31, 2020	701	487
Additional paid-in capital	127,537	97,034
Accumulated deficit	(129,232)	(112,320)
Total shareholders’ equity (deficit)	(994)	(14,799)
Total liabilities and shareholders’ equity	$74,986	$68,733

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2021	2020
Revenue, net	$198	$—

Operating expenses:
Cost of sales	821	—
Research and development	1,108	3,070
Selling, general and administrative	12,088	8,046
Amortization of intangible assets	644	215
Change in warrant valuation	18	1,378
Change in contingent consideration valuation	1,841	27,626
Total operating expenses	16,520	40,335
Operating loss	(16,322)	(40,335)
Other expense:
Interest and other expense	(590)	37
Net loss	$(16,912)	$(40,298)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.27)	$(4.03)
Weighted average common shares outstanding, basic and diluted	62,584,129	10,001,228

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2021
	Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2020	48,688,480	$487	$97,034	$(112,320)	$(14,799)
Recro Pharma allocation - stock-based compensation	—	—	1,201	—	1,201
Stock-based compensation expense	—	—	975	—	975
Issuance of common stock and warrants for registered direct offerings, net	11,000,000	110	16,317	—	16,427
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	42,159	—	(41)	—	(41)
Exercise of warrants	10,411,969	104	12,051	—	12,155
Net loss	—	—	—	(16,912)	(16,912)
Balance, March 31, 2021	70,142,608	$701	$127,537	$(129,232)	$(994)

For the Three Months Ended March 31, 2020
	Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2019	9,350,709	$94	$19,405	$(36,220)	$(16,721)
Recro Pharma allocation - stock-based compensation	—	—	456	—	456
Stock-based compensation expense	—	—	2,177	—	2,177
Issuance of common stock and warrants for public offering, net	7,692,308	77	14,899	—	14,976
Sale of common stock under equity facility, net of transaction costs	441,967	4	3,608	—	3,612
Issuance of common stock upon Separation	45,874	1	—	—	1
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	39,130	—	(95)	—	(95)
Net loss	—	—	—	(40,298)	(40,298)
Balance, March 31, 2020	17,569,988	$176	$40,450	$(76,518)	$(35,892)

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(16,912)	$(40,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,304	2,633
Non-cash interest expense	229	—
Depreciation expense	86	105
Amortization	644	215
Change in warrant valuation	18	1,378
Change in contingent consideration valuation	1,841	27,626
Changes in operating assets and liabilities:
Inventory	205	—
Prepaid expenses and other current assets	777	184
Right-of-use asset	63	99
Accounts receivable	(112)	—
Accounts payable, accrued expenses and other liabilities	(3,081)	1,848
Operating lease liability	(67)	(104)
Net cash used in operating activities	(14,005)	(6,314)
Cash flows from investing activities:
Purchase of property and equipment	(73)	—
Purchase of short-term investments	(7,495)	—
Net cash used in investing activities	(7,568)	—
Cash flows from financing activities:
Proceeds from equity facility, net of transaction costs	—	3,612
Proceeds from public offering, net of transaction costs	—	23,341
Proceeds from registered direct offerings, net of transaction costs	16,236	—
Proceeds from warrant exercises	12,155	—
Payment of contingent consideration	(6,429)	—
Payments of withholdings on shares withheld for income taxes	(41)	(95)
Net cash provided by financing activities	21,921	26,858
Net increase in cash and cash equivalents	348	20,544
Cash and cash equivalents, beginning of period	30,342	17,740
Cash and cash equivalents, end of period	$30,690	$38,284
Supplemental disclosure of cash flow information:
Fair value of warrants issued in connection with public offering	$—	$8,111
Offering costs included in accounts payable and accrued expenses	$38	$254

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Note 1:	Background

Business

Baudax Bio, Inc. (“Baudax Bio” or the “Company”) is a pharmaceutical company primarily focused on developing and commercializing innovative products for acute care settings. Baudax Bio believes it can bring valuable therapeutic options to patients, prescribers and payers, such as its lead product, ANJESO® (meloxicam) injection.

In June 2020, Baudax Bio announced the commercial launch of ANJESO, which is indicated for the management of moderate to severe pain, alone or in combination with other non-NSAID analgesics and that the Centers for Medicare and Medicaid Services (“CMS”) approved transitional pass-through status and established a new reimbursement C-code for ANJESO.

In October 2020, the J-code for ANJESO facilitating reimbursement in the hospital outpatient, ambulatory surgery center and physician office settings of care took effect and replaced the previously issued C-code.

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

Note 2:	Development-Stage Risks, Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows since inception and has an accumulated deficit of $129,232 as of March 31, 2021.

The Company has raised funds from debt and equity transactions and will be required to raise additional funds to continue to operate as a standalone entity. The Company’s ability to generate cash inflows is highly dependent on the commercialization of ANJESO, which is in its early launch stage. In addition, development activities, clinical and pre-clinical testing and, if approved, commercialization of the Company’s other product candidates, will require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to holders of the Company’s common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on the Company’s available cash, cash equivalents and short-term investments as of March 31, 2021, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3:	Summary of Significant Accounting Principles
(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2020 included in the Company’s Form 10-K.
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

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows: three to seven years for furniture and office equipment; six to ten years for manufacturing equipment; and the shorter of the remaining lease term or useful life for leasehold improvements. Repairs and maintenance costs are expensed as incurred.
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

As of March 31, 2021, the Company’s intangible asset is classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life and is being amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. As a result of the latest impairment tests, November 30, 2020, the Company determined that there was no impairment to goodwill or intangible assets. Additionally, there were no indicators of impairment as of March 31, 2021.

(f)	Revenue Recognition

Subsequent to regulatory approval for ANJESO from the FDA, the Company began selling ANJESO in the U.S. through a single third-party logistics provider (“3PL”), which takes title to and control of the goods. The Company recognizes revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates, and other allowances that are offered within contracts between the Company and end-customers, wholesalers, group purchasing organizations and other indirect customers. The Company’s payment terms are generally between thirty to ninety days.

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. The Company manages its cash, cash equivalents and short-term investments based on established guidelines relative to diversification and maturities to maintain safety and liquidity.

The Company’s accounts receivable balance is compromised solely from transactions with the Company’s 3PL.

(h)	Research and Development

Research and development costs for the Company’s proprietary products/product candidates are charged to expense as incurred. Research and development expenses consist primarily of funds paid to third parties for the provision of services for pre-commercialization and manufacturing scale-up activities, drug development, pre-clinical activities, clinical trials, statistical analysis, and report writing and regulatory filing fees and compliance costs. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expenses relating to these costs.

Upfront and milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered. Costs incurred in obtaining product technology licenses are charged to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use.
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

Recro Awards

The Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan (the “Recro Equity Plan”) includes grants of stock options, time-based vesting RSUs and performance-based vesting RSUs granted to the Company’s employees prior to the Separation. The consolidated financial statements reflect share-based compensation expense based on an allocation of a portion of Recro share-based compensation issued to the Company’s employees based on where their services are performed.

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

Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.
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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2021	2020
Basic and Diluted Loss Per Share
Net loss	$(16,912)	$(40,298)
Weighted average common shares outstanding, basic and diluted	62,584,129	10,001,228
Net loss per share of common stock, basic and diluted	$(0.27)	$(4.03)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options and restricted stock units outstanding	4,314,310	2,320,480
Warrants	22,862,636	15,384,616

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(l)	Recent Accounting Pronouncements

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

Note 4:	Fair Value of Financial Instruments

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurement recognition and disclosure purposes for its financial assets and financial liabilities that are remeasured and reported at fair value each reporting period. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term investments, warrants, and contingent consideration. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;
•

Level 2: Inputs that are other than quoted prices in active markets for identical assets and liabilities, inputs that are quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are either directly or indirectly observable; and

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At March 31, 2021:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$12,794	$—	$—
Commercial paper	—	15,221	—
Total cash equivalents	$12,794	$15,221	$—
Short-term investments (See Note 5)
Commercial paper	—	7,495	—
Total financial assets	$12,794	$22,716	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$83
Contingent consideration (See Note 12(b))	—	—	60,455
	$—	$—	$60,538

At December 31, 2020:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$24,210	$—	$—
Commercial paper	—	4,500	—
Total cash equivalents	$24,210	$4,500	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$65
Contingent consideration (See Note 12(b))	—	—	65,043
	$—	$—	$65,108

The reconciliation of the warrant liability and contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2019	$—	$66,358
Additions	8,111	—
Exercise of warrants	(2,922)	—
Payment of contingent consideration	—	(3,560)
Remeasurement	16,734	2,245
Reclassification to equity upon warrant exchange	(21,858)	—
Balance at December 31, 2020	$65	$65,043
Payment of contingent consideration	—	(6,429)
Remeasurement	18	1,841
Total at March 31, 2021	$83	$60,455

Current portion as of March 31, 2021	$—	$7,107
Long-term portion as of March 31, 2021	83	53,348

See Note 13(c) for the significant assumptions and inputs used to determine the fair value of liability classified warrants.

Based on the amended terms of the Alkermes agreement (see Note 12(b)), the remaining contingent consideration payments include the second components, which became payable upon regulatory approval, and includes remaining payments of $1,440 due on or prior to June 20, 2021 and $45,000 payable in seven equal annual payments of approximately $6,400 beginning in February 2021, the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales. The fair value of the remaining second consideration component is estimated by applying a risk-adjusted discount rate to the scheduled remaining payments. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of March 31, 2021, the fair value calculations used discount rates in the range of 17.47% to 36.67%, with a weighted average of 27.03%.

The fair value of the contingent consideration liability is measured using inputs and assumptions as of the date of the financial statements. The current portion of the contingent consideration represents the estimated probability-adjusted fair value that is expected to become payable within one year as of March 31, 2021. Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued, are adjusted in the period during which such events and circumstances occur.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2021, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at March 31, 2021 due to the fact that the debt arrangements reflect market terms from recent transactions.

Note 5:	Cash Equivalents and Short-Term Investments

Short-term investments as of March 31, 2021 consist of government money market funds and commercial paper. A portion of short-term investments is included in cash and cash equivalents due to its original maturity of three months or less when acquired. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity and realized gains and losses included in other income/expense, if applicable. The following is a summary of cash equivalents and short-term investments:

	March 31, 2021
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$12,794	$—	$—	$12,794
Commercial paper	22,716	—	—	22,716
Total cash equivalents	$35,510	$—	$—	$35,510

	December 31, 2020
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$24,210	$—	$—	$24,210
Commercial paper	4,500	—	—	4,500
Total cash equivalents	$28,710	$—	$—	$28,710

Short-term investments are included in cash and cash equivalents when their original maturities are three months or less when acquired. As of March 31, 2021 and December 31, 2020, the Company’s cash equivalents had maturities of one to three months. To derive the fair value of its commercial paper, the Company uses benchmark inputs and industry standard analytical models.
Note 6:	Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. The Company expensed costs related to inventory within the Research and development line in the Consolidated Statements of Operations until it received approval from the FDA to market a product, at which time the Company commenced capitalization of costs relating to that product. Adjustments to inventory are determined at the raw material, sub-assemblies and finished goods levels to reflect obsolescence or impaired balances.

Inventory was as follows:

	March 31, 2021	December 31, 2020
Raw materials	$68	$130
Sub-assemblies	2,482	2,476
Finished goods	788	928
	3,338	3,534
Provision for inventory obsolescence	(565)	(556)
	$2,773	$2,978

Note 7:	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2021	December 31, 2020
Building and improvements	$196	$196
Furniture, office and computer equipment	934	934
Manufacturing and laboratory equipment	717	717
Construction in progress	4,526	4,453
	6,373	6,300
Less: accumulated depreciation	1,334	1,248
Property, plant and equipment, net	$5,039	$5,052

Depreciation expense for the three months ended March 31, 2021 and 2020 was $86 and $105, respectively.

Note 8:	Leases

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

As of March 31, 2021, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2021	$272
2022	373
Total lease payments	645
Less imputed interest	(86)
Total operating lease liability	$559

As of March 31, 2021, the weighted average remaining lease term was 2 years and the weighted average discount rate was 16%.

The components of the Company’s lease cost were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$89	$122
Short-term lease cost	39	-
Total lease cost	$128	$122

Note 9:	Intangible Assets

The following represents the balance of the intangible assets at March 31, 2021:

	Cost	Accumulated Amortization	Net Intangible Assets
Asset resulting from R&D activities	$26,400	$2,790	$23,610
Total	$26,400	$2,790	$23,610

Amortization expense for the three months ended March 31, 2021 and 2020 was $644 and $215, respectively.

As of March 31, 2021, future amortization expense is as follows:

Amortization
Remainder of 2021	$1,932
2022	2,576
2023	2,576
2024	2,576
2025 and thereafter	13,950
Total	$23,610

Note 10: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2021	2020
Payroll and related costs	$2,007	$3,177
Professional and consulting fees	884	802
Guarantee liability	772	422
Other research and development costs	258	243
Interest payable	130	126
Stock-based compensation	111	—
Other	518	556
	$4,680	$5,326

In November 2020, the Company implemented a reduction in force impacting approximately 40 employees and resulted in a charge of $1,753, primarily related to severance, of which $359 remains accrued and unpaid as of March 31, 2021.

Note 11: Debt

The following table summarizes the components of the carrying value of debt as of March 31, 2021:

Paycheck Protection Program Loan	$1,537
Credit Agreement	10,000
Unamortized deferred issuance costs	(2,216)
Exit fee accretion	60
Total debt	$9,381

Current portion as of March 31, 2021	$1,196
Long-term portion, net as of March 31, 2021	8,185

(a)	Paycheck Protection Program Loan

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

The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act and related guidance including using the PPP Loan proceeds for covered payroll costs, rent, utilities, and certain other expenses, and using at least 60% of the PPP Loan proceeds to pay covered payroll costs as defined by the CARES Act. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender will require the Company to apply for such treatment in the future. According to the terms of the Credit Agreement, as defined below, if any amount less than $1,100 is not forgiven, the Company will be required to promptly repay the unforgiven amount of the PPP Loan that is less than $1,100.

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

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of March 31, 2021, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of March 31, 2021, the Company was in compliance with the required covenants. As of March 31, 2021, borrowings under the Credit Agreement are classified based on their schedule maturities. As a result of the liquidity conditions discussed in Note 2, the Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional capital financing. If the Company is unable to maintain its minimum liquidity covenant, it is reasonably possible that the Lenders could demand repayment of the borrowings under the Credit Agreement during the next twelve months.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 527,100 shares of the Company’s common stock, at an exercise price equal to $4.59 per share. See Note 13(c) for additional information. The warrant is exercisable through May 29, 2027.

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which are being amortized using the effective interest method over the term of Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of March 31, 2021, the effective interest rate was 23.12%, which takes into consideration the non-cash amortization of the debt issuance costs and accretion of the exit fee. The Company recorded debt issuance cost amortization related to the Credit Agreement of $211 for the three months ended March 31, 2021.

Note 12: Commitments and Contingencies

(a)	Licenses and Supply Agreements

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($24,039 as of March 31, 2021) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through March 31, 2021, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($14,308 as of March 31, 2021) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through March 31, 2021, no such milestones have been achieved.

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

The Company is party to a Development, Manufacturing and Supply Agreement (“Supply Agreement”), with Alkermes plc (“Alkermes”) (through a subsidiary of Alkermes), pursuant to which Alkermes will (i) provide clinical and commercial bulk supplies of ANJESO formulation and (ii) provide development services with respect to the Chemistry, Manufacturing and Controls section of a New Drug Application (“NDA”) for ANJESO. Pursuant to the Supply Agreement, Alkermes will supply the Company with such quantities of bulk ANJESO formulation as shall be reasonably required for the completion of clinical trials of ANJESO. During the term of the Supply Agreement, the Company will purchase its clinical and commercial supplies of bulk ANJESO formulation exclusively from Alkermes, subject to certain exceptions, for a period of time.

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

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component is (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components became payable upon regulatory approval in February 2020 and include (i) a $5,000 payment due within 180 days following regulatory approval for ANJESO, of which timing of payment was amended as noted below, and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval, of which the first payment was made in the first quarter of 2021. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales.

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

As of March 31, 2021, the Company has paid $19,989 in milestone payments to Alkermes.

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the motion to dismiss on August 17, 2020. On September 16, 2020, Recro filed a reply in support of the motion to dismiss. On March 1, 2021, Recro’s second motion to dismiss was denied. The parties are engaged in discussions to see if the matter can be resolved, and all deadlines in the case have been continued until June 21, 2021. In connection with the Separation, the Company accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. Recro and the Company has recorded a liability equal to the estimated fair value of the indemnification to Recro related to this Securities Litigation. The Company believe that the lawsuit is without merit and intends to vigorously defend against it, unless and until a resolution satisfactory to Recro and the Company can be achieved. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

(d)	Purchase Commitments

As of March 31, 2021, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $6,680 related to inventory and other goods and services, including manufacturing and clinical activities. The timing of certain purchase commitments cannot be estimated as it is dependent on the outcome of other strategic evaluations and agreements.

(e)	Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of March 31, 2021, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,317, from that date through September 2022.

Note 13: Capital Structure

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

On February 13, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with JMP Securities LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.01 per share, in an aggregate offering price of up to $25,000 through the Agent. As of March 31, 2021, 441,967 shares of common stock have been sold under the Sales Agreement for net proceeds of $3,612, none of which were sold in the three months ended March 31, 2021. The Agent was paid a sales commission of 3% for such sales under the Sales Agreement.

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

On February 8, 2021, the Company closed a registered direct offering of 11,000,000 shares of common stock (the “February Offering”) at an offering price of $1.60 per share. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the February Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the February Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 660,000 shares of common stock (the “February Placement Agent Warrants”) at an exercise price of $2.00 per share. The February Placement Agent Warrants will be exercisable immediately upon approval by the Company’s board of directors and shareholders of an increase in the number of shares of the Company’s authorized common stock.

(b)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of March 31, 2021, no preferred stock was issued or outstanding.

(c)	Warrants

On May 29, 2020, in connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 527,100 shares of common stock, at an exercise price equal to $4.59 per share (see Note 11(b)).

On October 19, 2020, the Company entered into Warrant Exchange Agreements (each, an “Exchange Agreement”) with certain holders (each, a “Holder”) of the Company’s outstanding March Series A Warrants and March Series B Warrants. Pursuant to the Exchange Agreements, the Holders, at their election, agreed to a cashless exchange of either all of their March Series A Warrants or March Series B Warrants, in each case for 0.2 shares of the Company’s common stock per warrant (rounded up to the nearest whole share) (the “Exchange”). The Company issued 1,186,774 shares of its common stock to the participating Holders as a result of the Exchange.

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

As compensation to the Placement Agent, as placement agent in connection with the January Offering, the Company agreed to pay to the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants), plus a management fee equal to 1.0% of the gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants) and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 618,026 shares of common stock (the “January Placement Agent Warrants”) at an exercise price of $2.00 per share.

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

During the three months ended March 31, 2021, the Company issued 111,539 shares of common stock upon exercise of the March Series B Warrants for net proceeds of $1 and 10,300,430 shares of common stock upon exercise of the December Series A Warrants for proceeds of $12,155.

As of March 31, 2021, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	32,438	$0.01	March 26, 2025
March Series B Warrants (non-participating holders)	32,438	$0.01	April 26, 2021
March Series A and Series B Warrants (participating holders)	437,692	$0.01	April 26, 2021
MAM Eagle Lender Warrant	527,100	$4.59	May 29, 2027
November Series A Warrants	10,126,583	$1.20	November 24, 2025
November Placement Warrants	607,595	$1.48125	November 24, 2025
December Placement Warrants	618,026	$1.45625	December 18, 2025
January Warrants	10,300,430	$1.60	January 21, 2026
January Placement Warrants	618,026	$2.00	January 21, 2026

With the exception of the March Series A Warrants to purchase 32,438 shares of common stock and March Series B Warrants to purchase 32,438 shares of common stock related to the public offering and held by non-participating investors in the Exchange that are liability classified as they contain antidilution provisions that do not meet the standard definition of antidilution provisions, the remaining warrants outstanding are equity classified. There were 470,130 warrants to purchase shares of common stock that were unexercised at the expiration date and as a result cancelled as of April 26, 2021.

The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the liability classified warrants.

	March 31, 2021
	Series A Warrants	Series B Warrants
Fair value	$42	$41
Expected dividend yield	—%	—%
Expected volatility	76.25%	59.57%
Risk-free interest rates	.64%	.01%
Remaining contractual term	4.0 years	0.1 years

Note 14: Stock-Based Compensation

The Company has adopted the 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for a total of 3,000,000 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2020, the number of shares available for issuance under the 2019 Plan was increased by 1,522,171. The total number of shares authorized for issuance under the 2019 Plan as of March 31, 2021 is 4,989,706. As of March 31, 2021, 748,715 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. The weighted average grant-date fair value of the Baudax Bio options awarded to employees during the three months ended March 31, 2021 and 2020 was $0.79 and $1.58, respectively.

Under the 2019 Plan, the fair value of the Baudax Bio options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,
	2021	2020
Expected option life	5.5 years	6 years
Expected volatility	75.68%	72.85%
Risk-free interest rate	0.68%	0.46%
Expected dividend yield	—	—

The following table summarizes Baudax Bio stock option activity during the three months ended March 31, 2021:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2020	2,284,298	$3.10	9.1 years
Granted	994,877	$1.28
Expired/forfeited/cancelled	(101,852)	$1.76
Balance, March 31, 2021	3,177,323	$2.58	8.6 years
Vested	429,292	$4.47	5.4 years
Vested and expected to vest	3,177,323	$2.58	8.6 years

Included in the table above are 355,503 stock options outstanding as of March 31, 2021 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the three months ended March 31, 2021:

Number of shares
Balance, December 31, 2020	991,012
Granted	265,046
Vested and settled	(87,509)
Expired/forfeited/cancelled	(31,562)
Balance, March 31, 2021	1,136,987
Expected to vest	1,136,987

Included in the table above are 191,208 time-based RSUs outstanding as of March 31, 2021 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $2,304 and $2,633, respectively. For the current year, this represents stock-based compensation for the Baudax Bio awards, including $128 of liability-classified awards, as well as stock-based compensation from the Recro Equity Plan for the acceleration of vesting for Baudax Bio employees in their Recro awards. For the prior year, this represents stock-based compensation from the 2019 Plan as well as stock-based compensation from the Recro Equity Plan for certain Baudax Bio employees who were continuing to vest in their Recro awards but were not performing services to Recro.

As of March 31, 2021, there was $5,931 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.0 years. As of March 31, 2021, there was $1,783 of unrecognized compensation expense related to unvested performance-based RSUs.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of March 31, 2021, the aggregate intrinsic value of the unvested options was $196. There was no aggregate intrinsic value of the vested options.

Note 15: Related Party Transactions

A Non-Executive Director of the Company’s Irish subsidiary is a Managing Director and a majority shareholder of HiTech Health Ltd (“HiTech Health”), a consultancy firm for the biotech, pharmaceutical and medical device industry. Since 2016, HiTech Health has provided the Company with certain consulting services and in November 2017 both parties entered into a Service Agreement to engage in both regulatory and supply chain project support and consultancy. In consideration for such services, the Company recorded $17 and $88 for the three months ended March 31, 2021 and 2020, respectively. A portion of the amount relates to consultancy services provided by the Non-Executive Director.

Recro became a related party to the Company following the Separation. As part of the Separation, the Company entered into a transition services agreement with Recro, which terminated on December 31, 2020. Under the transition services agreement, the Company provided certain services to Recro, each related to corporate functions, which were charged to Recro. Additionally, Recro may incur expenses that are directly related to the Company after the Separation, which are billed to the Company. For the three months ended March 31, 2020, the Company recorded income of $516 related to the transition services agreement, which is recorded as a reduction in selling, general and administrative expenses in the prior year.

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

Note 16: Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended March 31, 2021 and 2020 were $270 and $141, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim unaudited financial statements contained in Part I, Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 16, 2021. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” the “Company” or “Baudax Bio” refer to Baudax Bio, Inc. and its consolidated subsidiaries.

Overview

We are a pharmaceutical company primarily focused on developing and commercializing innovative products for hospital and related acute care settings. We believe that we can bring valuable therapeutic options for patients, prescribers and payers to the hospital and related acute care markets.

The launch of our first commercial product ANJESO began in mid-2020 in the U.S. ANJESO is the first and only 24-hour, intravenous (IV) COX-2 preferential non-steroidal anti-inflammatory (NSAID) for the management of moderate to severe pain, which can be administered alone or in combination with other non-NSAID analgesics. We have successfully completed three Phase III clinical trials, including two pivotal efficacy trials, a large double-blind Phase III safety trial and a Phase IIIb program evaluating ANJESO and its health economic impact in specific surgical settings. In addition to ANJESO, we have a pipeline of other innovative pharmaceutical assets including two novel neuromuscular blocking agents (NMBAs) and a proprietary chemical reversal agent specific to these NMBAs, which is currently in preclinical studies. We continue to evaluate strategic partnerships to commercialize ANJESO outside of the United States.

Effective October 2020, the Centers for Medicare and Medicaid Services, or CMS, established a new permanent J-code for ANJESO, facilitating reimbursement in the hospital outpatient, ambulatory surgery center and physician office settings of care. We have also entered into agreements with leading group purchasing organizations in the U.S., including Vizient Inc., Premier Inc., and HealthTrust, as well as one of the top 3 integrated delivery networks for terms for availability of ANJESO to their member institutions. In the first quarter of 2021 we have seen more meaningful progress in deepening usage of ANJESO in early users as reflected in sales to existing hospitals and ambulatory surgery centers, which doubled in the first quarter of 2021 compared to the fourth quarter of 2020. The number of vials sold to end-customers has increased 40% in the first quarter of 2021 versus the fourth quarter of 2020 and the re-order rate was nearly 70% for the same comparable period. During the first quarter, formulary wins grew by 22 institutions, for a total of 90 institutions as of March 31, 2021, an increase of over 30% from the fourth quarter of 2020.

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

COVID-19 Impact

Our efforts to commercialize ANJESO have been impacted and may continue to be impacted by the COVID-19 pandemic. Even as vaccines for COVID-19 are being rolled out, an average of over 50,000 new cases are being reported in the United States every day. Hospitals have reduced elective surgeries, and many have not yet returned to their prior number of surgeries even where the pandemic has, for a time, abated. In addition, COVID-19 has, in many cases, impacted revenue for hospitals, caused a reduction in hospital staffing, lead to a diversion in resources from other normal activities to patients suffering from COVID-19 and caused a limitation in hospital access for nonpatients, including our sales professionals, which we believe is impacting our marketing and commercialization efforts. We believe a reduction in elective surgeries during the COVID-19 pandemic has caused and may continue to result in decreased demand for ANJESO.

We anticipate that many hospitals and health care providers will continue to suffer negative financial consequences due to an increase in unexpected costs, personal protective equipment, and ventilators, along with an ongoing reduction in revenue due to fewer elective procedures being performed, which may result in a decreased demand for ANJESO. While access restrictions have eased in some locations, cycling spikes of COVID-19 cases in certain states or regions may further impact our sales force as access to hospitals may be restricted and elective surgeries may be limited in those areas. In addition, the absence of hospital formulary meetings where new drugs can be adopted has impacted our efforts to commercialize ANJESO. Many hospital formularies recently resumed meetings after a 6-month, or longer, absence. Despite the existence of a backlog of agents scheduled to be reviewed, we believe we will make progress getting ANJESO added to additional hospital formularies in the near term. Due to the rapidly evolving environment, continued uncertainties from the impact of the COVID-19 global pandemic, and the recent regional outbreaks that are impacting the recovery, we cannot estimate the full extent to which our commercialization of ANJESO and financial results may be adversely impacted.

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

Financial Overview

Revenue

Subsequent to regulatory approval for ANJESO from the FDA, we began selling ANJESO in the U.S. through a single third-party logistics provider, or 3PL, which takes title to and control of the goods. We recognize revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates, and other allowances that are offered within contracts between us and our end-customers, wholesalers, group purchasing organizations and other indirect customers.

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

•	the emergence of competing technologies and products, including obtaining and maintaining patent protections, and other adverse market developments, which could impede our commercial efforts; and
•	the other risks disclosed in the sections titled “Risk Factors” of our 2020 Annual Report and this Quarterly Report.

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

We expect our research and development costs to relate to ANJESO, including required pediatric post-marketing studies, as well as development and other related activities of our other product candidates. We may elect to seek collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline.

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

2020 Reduction in Force

Due to the impacts of COVID-19 and the resultant slower than expected commercial ramp of ANJESO, in November of 2020, we implemented a reduction in workforce by approximately 40 employees. We expect that the reorganization will result in annualized savings of an estimated $10.6 million in personnel and other related costs. There were also significant cost reductions made in manufacturing and launch related activities. The reorganization was completed in November 2020 and we incurred approximately $1.7 million of charges for severance and other costs relating to such reorganization activities during the fourth quarter of 2020.

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Recro’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018 and August 2020. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, another $3.6 million paid in 2020, $1.4 million which becomes due June 20, 2021, and $45.0 million over seven years beginning one year after approval, of which the first payment was made in the first quarter of 2021, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of March 31, 2021 recorded a $60.5 million payment obligation, representing the estimated probability adjusted fair value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of March 31, 2021, we have paid $20.0 million in milestone payments to Alkermes.

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

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of March 31, 2021 and 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands)
Revenue, net	$198	$—

Operating expenses:
Cost of sales	821	—
Research and development	1,108	3,070
Selling, general and administrative	12,088	8,046
Amortization of intangible assets	644	215
Change in warrant valuation	18	1,378
Change in contingent consideration valuation	1,841	27,626
Total operating expenses	16,520	40,335
Operating loss	(16,322)	(40,335)
Other expense:
Interest and other expense	(590)	37
Net loss	$(16,912)	$(40,298)

Revenue, net. For the three months ended March 31, 2021, net product revenue was $0.2 million, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue represents shipments to our 3PL provider. For the three months ended March 31, 2020, we did not recognize any product revenue.

Cost of sales. Our cost of sales was $0.8 million for the three months ended March 31, 2021 and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. We expensed costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the three months ended March 31, 2021 were incurred prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the period. We expect that over time, our cost of sales will increase as sales increase and as inventory values change to include all direct and indirect costs and expenses post FDA approval. No product cost of sales was recorded for the three months ended March 31, 2020.

Research and Development. Our research and development expenses were $1.1 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $2.0 million was primarily due to a decrease of $1.7 million as a result of re-allocating costs related to supply chain, regulatory, quality, and medical affairs associated with support of the commercial launch of ANJESO from research and development expense to cost of sales and selling, general and administrative expense and a decrease in personnel costs of $0.3 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $12.1 million and $8.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $4.1 million was primarily due to the commercial launch of ANJESO, specifically, an increase in personnel related costs of $1.6 million, an increase of $1.3 million attributable to medical affairs and regulatory support reallocated from research and development expense post FDA approval, an increase of $0.3 million in public company costs and an increase of $0.3 million in marketing costs. In addition, the first quarter of 2020 included $0.5 million in reimbursed general and administrative expenses related to the Transition Services Agreement with Recro Pharma, which ended on December 31, 2020.

Amortization of Intangible Assets. Amortization expense was $0.6 million for the three months ended March 31, 2021 and $0.2 million for the three months ended March 31, 2020, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life beginning in the first quarter of fiscal 2020.

Change in Warrant Valuation. There was not a material change in warrant valuation for the three months ended March 31, 2021. Our warrant valuation increased $1.4 million for the three months ended March 31, 2020 due to an increase in the Black-Scholes values.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $1.8 million for the three months ended March 31, 2021 and an increase in value of $27.6 million for the three months ended March 31, 2020. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The increase in contingent consideration value for the three months ended March 31, 2021 was primarily due to the time value of money and change in interest rates, partially offset by adjusted timing of estimated milestone and royalty payments due to updated forecasts reflecting an estimate of the launch trajectory of ANJESO. The increase in contingent consideration valuation for the three months ended March 31, 2020 was primarily due to the increase in probability of success of milestones tied to the FDA approval of ANJESO during the first quarter of fiscal 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had $38.2 million in cash, cash equivalents and short-term investments.

On February 8, 2021, we entered into an agreement to issue and sell 11,000,000 shares of common stock, or the February Offering, at an offering price of $1.60 per share. As compensation to H.C. Wainwright & Co., LLC, or the Placement Agent, as placement agent in connection with the February Offering, we agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the February Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the February Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase up to 660,000 shares of common stock, or the February Placement Agent Warrants. The February Placement Agent Warrants have an exercise price of $2.00 per share. The February Placement Agent Warrants will be exercisable immediately upon approval by our board of directors and shareholders of an increase in the number of shares of our authorized common stock.

On January 21, 2021, we entered into an agreement to issue and sell warrants exercisable for an aggregate of 10,300,430 shares of common stock, or the January Warrants, at an offering price of $0.125 per warrant in exchange for the exercise of the institutional investor’s existing December Series A warrants that were issued to them on December 21, 2020, at an exercise price of $1.18 per warrant. The January Warrants have an exercise price of $1.60 per share. The January Warrants are immediately exercisable and will expire five years from the issuance date. As compensation to the Placement Agent, we agreed to pay a cash fee of 6.0% of the aggregate gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants), plus a management fee equal to 1.0% of the gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants) and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase up to 618,026 shares of common stock, or the January Placement Agent Warrants. The January Placement Agent Warrants have substantially the same terms as the January Warrants, except that the January Placement Agent Warrants have an exercise price equal to $2.00 per share.

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

On May 8, 2020, we entered into a promissory note for $1.5 million under the PPP of the CARES Act administered by the SBA. We have used the loan proceeds for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act and related guidance. Accordingly, this Loan may be partially or fully forgiven if we are deemed to have complied with the provisions of the CARES Act including the use of Loan proceeds for payroll costs, rent, utilities, and other expenses, and at least 60% of the loan proceeds is used for payroll costs as defined by the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender will require us to apply for such treatment in the future. Should we meet the requirements for forgiveness, we would extinguish the note upon receiving legal release from PNC Bank and record a gain on extinguishment in the period. We expect that the full $1.5 million balance of the PPP Loan will be forgiven, however, no assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.

On February 13, 2020, we entered into a Sales Agreement with JMP Securities LLC, as sales agent, or the Agent, pursuant to which we may, from time to time, issue and sell shares of our common stock, in an aggregate offering price of up to $25.0 million through the Agent, or the ATM Program. As of March 31, 2021, 441,967 shares have been sold under the ATM Program for net proceeds of $3.6 million, none of which were sold in the three months ended March 31, 2021. The Agent was paid a sales commission of 3% for such sales under the Sales Agreement.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of March 31, 2021, we will need to raise additional capital in the next twelve months to continue as a going concern.

We anticipate that our principal uses of cash in the future will be primarily to commercialize ANJESO and to fund our operations, pipeline development activities, working capital needs, capital expenditures and other general corporate purposes.

Sources and Uses of Cash

Cash used in operations was $14.0 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, depreciation, amortization, changes in warrant valuations, and changes in fair value of contingent consideration, as well as changes in operating assets and liabilities.

Cash used in investing activities was $7.6 million for the three months ended March 31, 2021, which was primarily due to purchases of short-term investments. There was no cash used in investing activities for the three months ended March 31, 2020

There was $21.9 million of cash provided by financing activities in the three months ended March 31, 2021 consisting of net proceeds of $16.2 million from registered direct offerings of common stock and warrants and net proceeds of $12.2 million from warrant exercises, partially offset by a payment of contingent consideration of $6.4 million. There was $26.9 million of cash provided by financing activities for the three months ended March 31, 2020 from net proceeds of the public offering of $23.3 million and net proceeds of our equity facility of $3.6 million.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	our relationships with third parties, licensors, collaborators, and our employees;
•	our ability to continue to operate as a standalone company and execute our strategic priorities;
•	potential indemnification liabilities we may owe to Recro;
•	the timing of the Alkermes Transaction milestone payments and other contingent consideration;
•	the costs of continued manufacturing scale-up and commercialization activities, for ANJESO;
•	the level of market acceptance of ANJESO;
•	the scope, progress, results, and costs of development for our other product candidates;
•	the cost, timing and outcome of regulatory review of our other product candidates;
•	the cost of manufacturing scale-up, acquiring drug product and other capital equipment for our other product candidates;
•	the extent to which we in-license, acquire or invest in products, businesses and technologies;
•	our ability to raise additional funds through equity or debt financings or the sale of certain assets;
•	our ability to achieve certain milestones to access and draw down additional tranches of debt under the Credit Agreement;
•	the extent to which holders of our warrants exercise their warrants resulting in the payment of cash proceeds to us;
•	our ability to have sufficient authorized shares of our common stock available;
•	the ability to effectuate a reverse stock split or other similar change to our capital structure;
•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and
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

Contractual Commitments

The table below reflects our contractual commitments as of March 31, 2021:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$11,537	$1,196	$6,730	$3,611	$—
Interest on Debt	3,873	1,395	2,099	379	—

Purchase Obligations (2):	$6,680	$3,202	$451	$—	$—
Operating Leases (3)	711	431	280	—	—
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	54,875	60	150	190	125
Alkermes Payments (6)	120,011	7,869	19,286	12,857	—
Employment Agreements (7)	1,317	1,008	309	—	—

Total Contractual Obligations	$199,004	$15,161	$29,305	$17,037	$125

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

(7)

We have entered into employment agreements with certain of our named executive officers. As of March 31, 2021, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through September 2022. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(e) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Annual Report. In the three months ended March 31, 2021, there were no significant changes to the application of critical accounting policies previously disclosed in our 2020 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019.  On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to Recro’s motion to dismiss on August 17, 2020. On September 16, 2020, Recro filed a reply in support of the motion to dismiss. On March 1, 2021, Recro’s second motion to dismiss was denied. The parties are engaged in discussions to see if the matter can be resolved, and all deadlines in the case have been continued until June 21, 2021. In connection with the Separation, we accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. Recro and we believe that the lawsuit is without merit and intend to vigorously defend against it, unless and until a resolution satisfactory to Recro and us can be achieved. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors as previously disclosed in our 2020 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

4.1	Form of Series C Warrant, issued January 25, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021 (File No. 001-39101).

4.2	Form of Placement Agent Warrant, issued January 25, 2021.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021 (File No. 001-39101).

4.3	Form of Placement Agent Warrant, issued February 10, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 9, 2021 (File No. 001-39101).

10.1	Employment Agreement, dated March 8, 2021, between Baudax Bio, Inc. and Richard S. Casten.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2021 (File No. 001-39101).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: May 5, 2021	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Richard S. Casten
Richard S. Casten
Chief Financial Officer
(Principal Financial and Accounting Officer)