Form 10-Q
period 2021-06-30
Baudax Bio, Inc.
filed 2021-08-05
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2021

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

As of August 3, 2021, there were 84,403,342 shares of common stock, par value $0.01 per share, outstanding.

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
•
our ability to operate under significant indebtedness;
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
•
potential indemnification liabilities we may owe to Recro Pharma, Inc., or Recro, after the separation of Recro’s acute care business and transfer of such assets to us, or the Separation;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$25,412	$30,342
Short-term investments	12,147	—
Accounts receivable, net	219	51
Inventory, net	3,558	2,978
Prepaid expenses and other current assets	1,945	3,346
Total current assets	43,281	36,717
Property, plant and equipment, net	4,979	5,052
Intangible assets, net	22,966	24,254
Goodwill	2,127	2,127
Other long-term assets	455	583
Total assets	$73,808	$68,733
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$2,085	$3,653
Accrued expenses and other current liabilities	5,084	5,326
Current portion of long-term debt, net	555	683
Current portion of contingent consideration	6,098	8,467
Total current liabilities	13,822	18,129
Long-term debt, net	7,518	8,469
Long-term portion of contingent consideration	56,798	56,576
Other long-term liabilities	243	358
Total liabilities	78,381	83,532
Commitments and contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 100,000,000 shares; issued and outstanding, 84,273,222 shares at June 30, 2021 and 48,688,480 shares at December 31, 2020	843	487
Additional paid-in capital	139,145	97,034
Accumulated deficit	(144,561)	(112,320)
Total shareholders’ deficit	(4,573)	(14,799)
Total liabilities and shareholders’ deficit	$73,808	$68,733

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2021	2020	2021	2020
Revenue, net	$201	$349	$399	$349

Operating expenses:
Cost of sales	586	650	1,407	650
Research and development	857	1,350	1,965	4,420
Selling, general and administrative	10,608	11,217	22,696	19,263
Amortization of intangible assets	644	644	1,288	859
Change in warrant valuation	(59)	12,667	(41)	14,045
Change in contingent consideration valuation	3,881	4,053	5,722	31,679
Total operating expenses	16,517	30,581	33,037	70,916
Operating loss	(16,316)	(30,232)	(32,638)	(70,567)
Other income (expense):
Other income (expense)	987	(213)	397	(176)
Net loss	$(15,329)	$(30,445)	$(32,241)	$(70,743)

Per share information:
Net loss per share of common stock, basic	$(0.20)	$(1.72)	$(0.47)	$(5.11)
Net loss per share of common stock, diluted	$(0.21)	$(1.72)	$(0.47)	$(5.11)

Weighted average common shares outstanding, basic	74,778,530	17,691,700	68,715,016	13,846,464
Weighted average common shares outstanding, diluted	74,810,621	17,691,700	68,715,016	13,846,464

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2021
	Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2020	48,688,480	$487	$97,034	$(112,320)	$(14,799)
Recro Pharma allocation - stock-based compensation	—	—	1,201	—	1,201
Stock-based compensation expense	—	—	975	—	975
Issuance of common stock and warrants for registered direct offerings, net	11,000,000	110	16,317	—	16,427
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	42,159	—	(41)	—	(41)
Exercise of warrants	10,411,969	104	12,051	—	12,155
Net loss	—	—	—	(16,912)	(16,912)
Balance, March 31, 2021	70,142,608	$701	$127,537	$(129,232)	$(994)
Stock-based compensation expense	—	—	854	—	854
Issuance of common stock and warrants for registered direct offerings, net	14,028,520	141	10,760	—	10,901
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	102,094	1	(6)	—	(5)
Net loss	—	—	—	(15,329)	(15,329)
Balance, June 30, 2021	84,273,222	$843	$139,145	$(144,561)	$(4,573)

For the Six Months Ended June 30, 2020
	Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2019	9,350,709	$94	$19,405	$(36,220)	$(16,721)
Recro Pharma allocation - stock-based compensation	—	—	456	—	456
Stock-based compensation expense	—	—	2,177	—	2,177
Issuance of common stock and warrants for public offering, net	7,692,308	77	14,899	—	14,976
Sale of common stock under equity facility, net of transaction costs	441,967	4	3,608	—	3,612
Issuance of common stock upon Separation	45,874	1	—	—	1
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	39,130	—	(95)	—	(95)
Net loss	—	—	—	(40,298)	(40,298)
Balance, March 31, 2020	17,569,988	$176	$40,450	$(76,518)	$(35,892)
Recro Pharma allocation - stock-based compensation	—	—	445	—	445
Stock-based compensation expense	—	—	1,864	—	1,864
Stock issuance costs	—	—	(3)	—	(3)
Warrants issued in connection with financing facility	—	—	1,423	—	1,423
Exercise of warrants	804,616	8	3,196	—	3,204
Net loss	—	—	—	(30,445)	(30,445)
Balance, June 30, 2020	18,374,604	$184	$47,375	$(106,963)	$(59,404)

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(amounts in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(32,241)	$(70,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,207	4,942
Non-cash interest expense	458	76
Gain on extinguishment of debt	(1,553)	—
Depreciation expense	149	211
Amortization	1,288	859
Change in warrant valuation	(41)	14,045
Change in contingent consideration valuation	5,722	31,679
Changes in operating assets and liabilities:
Inventory	(580)	(753)
Prepaid expenses and other current assets	1,529	461
Accounts receivable	(168)	(382)
Accounts payable, accrued expenses and other current liabilities	(1,826)	1,984
Net cash used in operating activities	(24,056)	(17,621)
Cash flows from investing activities:
Purchase of property and equipment	(76)	—
Purchase of short-term investments	(12,147)	—
Net cash used in investing activities	(12,223)	—
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of transaction costs	—	10,231
Proceeds from equity facility, net of transaction costs	—	3,612
Proceeds from public offering, net of transaction costs	—	23,085
Proceeds from registered direct offerings, net of transaction costs	27,109	—
Proceeds from warrant exercises	12,155	2,458
Payment of contingent consideration	(7,869)	—
Payments of withholdings on shares withheld for income taxes	(46)	(95)
Net cash provided by financing activities	31,349	39,291
Net (decrease) increase in cash and cash equivalents	(4,930)	21,670
Cash and cash equivalents, beginning of period	30,342	17,740
Cash and cash equivalents, end of period	$25,412	$39,410
Supplemental disclosure of cash flow information:
Fair value of warrants issued in connection with public offering	$—	$8,111
Fair value of warrants issued in connection with financing facility	$—	$1,423
Deferred financing costs included in accounts payable and accrued expenses	$—	$189
Offering costs included in accounts payable and accrued expenses	$7	$—

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Note 1: Background

Baudax Bio, Inc. (“Baudax Bio” or the “Company”) is a pharmaceutical company primarily focused on commercializing and developing innovative products for acute care settings. Baudax Bio believes it can bring valuable therapeutic options to patients, prescribers and payers, such as its lead product, ANJESO® (meloxicam) injection.

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

Business

Baudax Bio launched ANJESO, which is indicated for the management of moderate to severe pain in 2020, and the Centers for Medicare and Medicaid Services (“CMS”) approved transitional pass-through status outpatient treatment reimbursement through first a C-code and then a J-code in the fourth quarter of 2020.

The Company has determined that it operates in a single segment involved in the commercialization and development of innovative products for hospital and other acute care settings.

Note 2: Development-Stage Risks, Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows since inception and has an accumulated deficit of $144,561 as of June 30, 2021.

The Company has raised funds from debt and equity transactions and will likely be required to raise additional funds to continue to operate as a standalone entity. The Company’s ability to generate cash inflows is highly dependent on the commercialization of ANJESO, which is in its launch stage. In addition, development activities, clinical and pre-clinical testing and, if approved, commercialization of the Company’s other product candidates, will likely require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to holders of the Company’s common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on the Company’s available cash, cash equivalents and short-term investments as of June 30, 2021, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Note 3: Summary of Significant Accounting Principles

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

As of June 30, 2021, the Company’s intangible asset is classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life and is being amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. As a result of the latest impairment tests, November 30, 2020, the Company determined that there was no impairment to goodwill or intangible assets. Additionally, there were no indicators of impairment as of June 30, 2021.

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

(h) Research and Development

Research and development costs for the Company’s proprietary products/product candidates are charged to expense as incurred. Research and development expenses consist of internal costs and funds paid to third parties for the provision of services for pre-commercialization and manufacturing scale-up activities, drug development, pre-clinical activities, clinical trials, statistical analysis, and report writing and regulatory filing fees and compliance costs. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development project. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expenses relating to these costs.

Upfront payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered. Costs incurred in obtaining product technology licenses are charged to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic Loss Per Share
Net loss	$(15,329)	$(30,445)	$(32,241)	$(70,743)
Weighted average common shares outstanding, basic	74,778,530	17,691,700	68,715,016	13,846,464
Net loss per share of common stock, basic	$(0.20)	$(1.72)	$(0.47)	$(5.11)

Diluted Loss Per Share
Net loss	$(15,329)	$(30,445)	$(32,241)	$(70,743)
Change in warrant valuation	(17)	—	—	—
Diluted net loss	$(15,346)	$(30,445)	$(32,241)	$(70,743)
Weighted average common shares outstanding, basic	74,778,530	17,691,700	68,715,016	13,846,464
Dilutive effect of warrants	32,091	—	—	—
Weighted average common shares outstanding, diluted	74,810,621	17,691,700	68,715,016	13,846,464
Net loss per share of common stock, diluted	$(0.21)	$(1.72)	$(0.47)	$(5.11)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options and restricted stock units outstanding	4,599,735	3,121,319	4,599,735	3,121,319
Warrants	10,465,356	15,107,100	10,497,794	15,107,100

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

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” or ASU 2021-04. ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact of adopting this standard.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2021:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$17,386	$—	$—
Commercial paper	—	4,879	—
Total cash equivalents	$17,386	$4,879	$—
Short-term investments (See Note 5)
Commercial paper	—	12,147	—
Total financial assets	$17,386	$17,026	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$24
Contingent consideration (See Note 12(b))	—	—	62,896
	$—	$—	$62,920

At December 31, 2020:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$24,210	$—	$—
Commercial paper	—	4,500	—
Total cash equivalents	$24,210	$4,500	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$65
Contingent consideration (See Note 12(b))	—	—	65,043
	$—	$—	$65,108

The reconciliation of the warrant liability and contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2019	$—	$66,358
Additions	8,111	—
Exercise of warrants	(2,922)	—
Payment of contingent consideration	—	(3,560)
Remeasurement	16,734	2,245
Reclassification to equity upon warrant exchange	(21,858)	—
Balance at December 31, 2020	$65	$65,043
Payment of contingent consideration	—	(7,869)
Remeasurement	(41)	5,722
Total at June 30, 2021	$24	$62,896

Current portion as of June 30, 2021	$—	$6,098
Long-term portion as of June 30, 2021	24	56,798

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

See Note 13(c) for the significant assumptions and inputs used to determine the fair value of liability classified warrants.

Based on the amended terms of the Alkermes agreement (see Note 12(b)), the remaining contingent consideration payments include the second components, which became payable upon regulatory approval, and includes remaining payments of $45,000 payable in seven equal annual payments of approximately $6,400 of which the first payment was made in February 2021, the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales. The fair value of the remaining second consideration component is estimated by applying a risk-adjusted discount rate to the scheduled remaining payments. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of June 30, 2021, the fair value calculations used discount rates in the range of 17.53% to 36.44%, with a weighted average of 27.36%.

The fair value of the contingent consideration liability is measured using inputs and assumptions as of the date of the financial statements. The current portion of the contingent consideration represents the estimated probability-adjusted fair value that is expected to become payable within one year as of June 30, 2021. Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued, are adjusted in the period during which such events and circumstances occur.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of June 30, 2021, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at June 30, 2021 due to the fact that the debt arrangements reflect market terms from recent transactions.

Note 5: Cash Equivalents and Short-Term Investments

Short-term investments as of June 30, 2021 consist of government money market funds and commercial paper. A portion of short-term investments is included in cash and cash equivalents due to its original maturity of three months or less when acquired. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity and realized gains and losses included in other income/expense, if applicable. The following is a summary of cash equivalents and short-term investments:

	June 30, 2021
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$17,386	$—	$—	$17,386
Commercial paper	17,026	—	—	17,026
Total cash equivalents	$34,412	$—	$—	$34,412

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

	December 31, 2020
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$24,210	$—	$—	$24,210
Commercial paper	4,500	—	—	4,500
Total cash equivalents	$28,710	$—	$—	$28,710

Short-term investments are included in cash and cash equivalents when their original maturities are three months or less when acquired. As of June 30, 2021 and December 31, 2020, the Company’s cash equivalents and short-term investments had maturities of one to four months. To derive the fair value of its commercial paper, the Company uses benchmark inputs and industry standard analytical models.

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

Inventory was as follows:

	June 30, 2021	December 31, 2020
Raw materials	$13	$130
Sub-assemblies	3,322	2,476
Finished goods	659	928
	3,994	3,534
Provision for inventory obsolescence	(436)	(556)
	$3,558	$2,978

Note 7: Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2021	December 31, 2020
Building and improvements	$196	$196
Furniture, office and computer equipment	934	934
Manufacturing and laboratory equipment	717	717
Construction in progress	4,529	4,453
	6,376	6,300
Less: accumulated depreciation	1,397	1,248
Property, plant and equipment, net	$4,979	$5,052

Depreciation expense for the three and six months ended June 30, 2021 was $63 and $149, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $106 and $211, respectively.

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

As of June 30, 2021, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2021	$245
2022	373
Total lease payments	618
Less imputed interest	(128)
Total operating lease liability	$490

As of June 30, 2021, the weighted average remaining lease term was 2 years and the weighted average discount rate was 16%.

The components of the Company’s lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$89	$99	$177	$219
Short-term lease cost	39	30	78	30
Total lease cost	$128	$129	$255	$249

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $128 and $188 for the six months ended June 30, 2021 and 2020, respectively.

Note 9: Intangible Assets

The following represents the balance of the intangible assets at June 30, 2021:

	June 30, 2021	December 31, 2020
Asset resulting from R&D activities	$26,400	$26,400
Accumulated Amortization	(3,434)	(2,146)
Net intangible assets	$22,966	$24,254

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Amortization expense for the three and six months ended June 30, 2021 was $644 and $1,288, respectively. Amortization expense for the three and six months ended June 30, 2020 was $644 and $859, respectively.

As of June 30, 2021, future amortization expense is as follows:

Amortization
Remainder of 2021	$1,288
2022	2,576
2023	2,576
2024	2,576
2025 and thereafter	13,950
Total	$22,966

Note 10: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Payroll and related costs	$2,528	$3,177
Professional and consulting fees	880	802
Guarantee liability	620	422
Other research and development costs	247	243
Interest payable	113	126
Stock-based compensation	111	—
Other	585	556
	$5,084	$5,326

In November 2020, the Company implemented a reduction in force impacting approximately 40 employees and resulted in a charge of $1,753, primarily related to severance, of which $246 remains accrued and unpaid as of June 30, 2021.

Note 11: Debt

The following table summarizes the components of the carrying value of debt as of June 30, 2021:

	June 30,	December 31,
	2021	2020
Paycheck Protection Program Loan	$—	$1,537
Credit Agreement	10,000	10,000
Unamortized deferred issuance costs	(2,005)	(2,427)
Exit fee accretion	78	42
Total debt	$8,073	$9,152

Current portion	$555	$683
Long-term portion, net	7,518	8,469

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

During the six months ended June 30, 2021, the Company received a Notice of PPP Forgiveness Payment from the SBA regarding the approval of their application for forgiveness of the PPP Loan of $1,537 and accrued interest. As a result, the Company recognized a gain on extinguishment of the PPP Loan of $1,553 during the six months ended June 30, 2021.

(b)
Credit Agreement

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of June 30, 2021, no funds have been drawn from the additional tranches.

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

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of June 30, 2021, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of June 30, 2021, the Company was in compliance with the required covenants. As of June 30, 2021, borrowings under the Credit Agreement are classified based on their schedule maturities. As a result of the liquidity conditions discussed in Note 2, the Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional capital financing. If the Company is unable to maintain its minimum liquidity covenant, it is reasonably possible that the Lenders could demand repayment of the borrowings under the Credit Agreement during the next twelve months.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 527,100 shares of the Company’s common stock, at an exercise price equal to $4.59 per share. See Note 13(c) for additional information. The warrant is exercisable through May 29, 2027.

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which are being amortized using the effective interest method over the term of Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of June 30, 2021, the effective interest rate was 22.67%, which takes into consideration the non-cash amortization of the debt issuance costs and accretion of the exit fee. The Company recorded debt issuance cost amortization related to the Credit Agreement of $211 and $422 for the three and six months ended June 30, 2021. The Company recorded debt issuance cost amortization related to the Credit Agreement of $70 for the three and six months ended June 30, 2020.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Note 12: Commitments and Contingencies

(a) Licenses and Supply Agreements

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($24,349 as of June 30, 2021) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through June 30, 2021, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($14,492 as of June 30, 2021) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through June 30, 2021, no such milestones have been achieved.

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

In August 2020, the Company entered into an Amendment to the Purchase and Sale Agreement that restructured the timing of payment of the $5,000 milestone development earn-out consideration due to Alkermes as a result of achievement of approval of the NDA for ANJESO to be paid in three installments of (i) $2,500 paid August 18, 2020; (ii) $1,060 paid December 20, 2020; and (iii) $1,440 paid June 18, 2021. In consideration of amending the timing of this development milestone earn-out payment, the Company paid Alkermes a one-time, non-refundable and non-creditable fee of $285 at the time of entering into the Amendment to the Purchase and Sale Agreement.

As of June 30, 2021, the Company has paid $21,429 in milestone payments to Alkermes.

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the motion to dismiss on August 17, 2020. On September 16, 2020, Recro filed a reply in support of the motion to dismiss. On March 1, 2021, Recro’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. The parties are in the beginning stages of discovery. A Preliminary Pretrial Conference was held on August 3, 2021. In connection with the Separation, the Company accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. Recro and the Company has recorded a liability equal to the estimated fair value of the indemnification to Recro related to this Securities Litigation. The Company believe that the lawsuit is without merit and intends to vigorously defend against it, unless and until a resolution satisfactory to Recro and the Company can be achieved. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company. As of June 30, 2021, the Company has recorded a guarantee liability of $620, which represents the present value estimate of our expected obligation related to this matter.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(d) Purchase Commitments

As of June 30, 2021, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $7,035 related to inventory and other goods and services, predominantly manufacturing activities. The timing of certain purchase commitments cannot be estimated as it is dependent on the outcome of other strategic evaluations and agreements.

(e) Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of June 30, 2021, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,317, from that date through December 2022.

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

On February 13, 2020, the Company entered into a Sales Agreement (the “ATM Facility”) with JMP Securities LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.01 per share, in an aggregate offering price of up to $25,000 through the Agent. On May 27, 2021, the Company voluntarily terminated the ATM Facility with the Agent. During the term of the ATM Facility, the Company sold an aggregate of 441,967 shares of common stock under the ATM Facility for net proceeds of $3,612, none of which were sold in the three and six months ended June 30, 2021. The Agent was paid a sales commission of 3% for such sales under the ATM Facility. The ATM Facility was terminable at will by the Company with no penalty.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

On February 8, 2021, the Company closed a registered direct offering of 11,000,000 shares of common stock (the “February Offering”) at an offering price of $1.60 per share for net proceeds to the Company of $16,173. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the February Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the February Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 660,000 shares of common stock (the “February Placement Agent Warrants”) at an exercise price of $2.00 per share. The February Placement Agent Warrants will be exercisable immediately upon approval by the Company’s board of directors and shareholders of an increase in the number of shares of the Company’s authorized common stock.

On May 31, 2021, the Company closed a registered direct offering of 14,028,520 shares of common stock (the "May Offering") at an offering price of $0.85 per share and warrants to purchase 14,028,520 shares of common stock (the “May Warrants”) at an exercise price of $0.90 per share, for net proceeds to the Company of $10,900. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the May Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 841,711 shares of common stock (the “May Placement Agent Warrants”) at an exercise price of $1.0625 per share. The May Warrants and May Placement Agent Warrants will be exercisable upon the later of (i) the six-month anniversary of the closing date of the May Offering, and (ii) the date of approval by the Company’s shareholders of an increase in the number of shares of the Company’s authorized common stock..

(b)
Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of June 30, 2021, no preferred stock was issued or outstanding.

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

During the six months ended June 30, 2021, the Company issued 111,539 shares of common stock upon exercise of the March Series B Warrants for net proceeds of $1 and 10,300,430 shares of common stock upon exercise of the December Series A Warrants for proceeds of $12,155.

As of June 30, 2021, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	32,438	$0.01	March 26, 2025
MAM Eagle Lender Warrant	527,100	$4.59	May 29, 2027
November Series A Warrants	9,522,054	$1.20	November 24, 2025
November Placement Warrants	416,202	$1.48125	November 24, 2025

With the exception of the March Series A Warrants to purchase 32,438 shares of common stock related to the public offering and held by non-participating investors in the Exchange that are liability classified as they contain antidilution provisions that do not meet the standard definition of antidilution provisions, the remaining warrants outstanding are equity classified. There were 470,130 warrants to purchase shares of common stock that were unexercised at the expiration date and as a result cancelled as of April 26, 2021.

The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the liability classified warrants.

June 30, 2021
Series A Warrants
Fair value	$24
Expected dividend yield	—%
Expected volatility	77.32%
Risk-free interest rates	.67%
Remaining contractual term	3.7 years

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

In connection with the May Offering, certain warrants were unreserved to allow for the issuance of additional common stock. These warrants will become exercisable upon the later of (i) the six-month anniversary of the closing date of the May Offering, and (ii) the date of approval by the Company’s shareholders of an increase in the number of shares of the Company’s authorized common stock. As of June 30, 2021, the Company had the following contingent warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
November Series A Warrants	604,529	$1.20	November 24, 2025
November Placement Warrants	191,393	$1.48125	November 24, 2025
December Placement Warrants	618,026	$1.45625	December 18, 2025
January Warrants	10,300,430	$1.60	January 21, 2026
January Placement Warrants	618,026	$2.00	January 21, 2026
February Placement Warrants	660,000	$2.00	February 8, 2026
May Warrants	14,028,520	$0.90	December 1, 2026
May Placement Warrants	841,711	$1.06250	May 31, 2026

Note 14: Stock-Based Compensation

The Company has adopted the 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for a total of 3,000,000 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2020, the number of shares available for issuance under the 2019 Plan was increased by 1,522,171. The total number of shares authorized for issuance under the 2019 Plan as of June 30, 2021 is 4,989,706. As of June 30, 2021, 176,809 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. The weighted average grant-date fair value of the Baudax Bio options awarded to employees during the six months ended June 30, 2021 and 2020 was $0.78 and $2.23, respectively.

Under the 2019 Plan, the fair value of the Baudax Bio options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,
	2021	2020
Expected option life	5.5 years	6 years
Expected volatility	75.37%	73.75%
Risk-free interest rate	0.78%	0.42%
Expected dividend yield	—	—

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The following table summarizes Baudax Bio stock option activity during the six months ended June 30, 2021:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2020	2,284,298	$3.10	9.1 years
Granted	1,494,875	$1.26
Expired/forfeited/cancelled	(333,664)	$1.71
Balance, June 30, 2021	3,445,509	$2.44	8.5 years
Vested	1,161,356	$2.87	7.4 years
Vested and expected to vest	3,445,509	$2.44	8.5 years

Included in the table above are 577,377 stock options outstanding as of June 30, 2021 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the six months ended June 30, 2021:

Number of shares
Balance, December 31, 2020	991,012
Granted	603,758
Vested and settled	(338,741)
Expired/forfeited/cancelled	(101,803)
Balance, June 30, 2021	1,154,226
Expected to vest	1,154,226

Included in the table above are 165,727 time-based RSUs outstanding as of June 30, 2021 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the six months ended June 30, 2021 and 2020 was $3,207 and $4,942, respectively. For the current year, this represents stock-based compensation for the Baudax Bio awards, including $177 of liability-classified awards, as well as stock-based compensation from the Recro Equity Plan for the acceleration of vesting for Baudax Bio employees in their Recro awards. For the prior year, this represents stock-based compensation from the 2019 Plan as well as stock-based compensation from the Recro Equity Plan for certain Baudax Bio employees who were continuing to vest in their Recro awards but were not performing services to Recro.

As of June 30, 2021, there was $6,014 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 1.8 years. As of June 30, 2021, there was $1,733 of unrecognized compensation expense related to unvested performance-based RSUs.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of June 30, 2021, there was no aggregate intrinsic value of the vested and unvested options.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Note 15: Related Party Transactions

Recro became a related party to the Company following the Separation. As part of the Separation, the Company entered into a transition services agreement with Recro, which terminated on December 31, 2020. Under the transition services agreement, the Company provided certain services to Recro, each related to corporate functions, which were charged to Recro. Additionally, Recro may incur expenses that are directly related to the Company after the Separation, which are billed to the Company. For the three and six months ended June 30, 2020, the Company recorded income of $516 and $1,032 related to the transition services agreement, which is recorded as a reduction in selling, general and administrative expenses in the prior year.

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

Note 16: Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended June 30, 2021 and 2020 were $151 and $120, respectively. Total Company contributions to the 401(k) plan for the six months ended June 30, 2021 and 2020 were $421 and $261, respectively.

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

Overview

We are a pharmaceutical company primarily focused on commercializing and developing innovative products for hospital and related acute care settings. We believe that we can bring valuable therapeutic options for patients, prescribers and payers to the hospital and related acute care markets.

In mid-2020, we launched our first commercial product ANJESO in the U.S. ANJESO is the first and only 24-hour, intravenous (IV) COX-2 preferential non-steroidal anti-inflammatory (NSAID) for the management of moderate to severe pain, which can be administered alone or in combination with other non-NSAID analgesics. We have successfully completed three Phase III clinical trials, including two pivotal efficacy trials, a large double-blind Phase III safety trial and a Phase IIIb program evaluating ANJESO and its health economic impact in specific surgical settings. In addition to ANJESO, we have a pipeline of other innovative pharmaceutical assets including two novel neuromuscular blocking agents (NMBAs) and a proprietary chemical reversal agent specific to these NMBAs, which is currently in preclinical studies. We continue to evaluate strategic partnerships to commercialize ANJESO outside of the United States.

During just the second quarter of 2021, the total number of vials sold to end-users was comparable to the number sold for the entire year of 2020. In addition, demand for ANJESO demonstrated strong growth and deepening usage patterns based on several key quarter-over-quarter metrics. Specifically, for the second quarter of 2021 as compared to the first quarter of 2021:

•
Total number of vials sold to all customers was up 30%
•
End-user vials sold to hospital and ambulatory surgery centers (ASCs) combined was up 46%
•
Vials sold to existing hospitals was up 55%
•
Vials sold to new ASCs was up 150%

The Centers for Medicare and Medicaid Services, or CMS, approved transitional pass-through status outpatient treatment reimbursement through first a C-code and then a J-code in the fourth quarter of 2020. We have also entered into agreements with leading group purchasing organizations in the U.S., including Vizient Inc., Premier Inc., and HealthTrust, as well as one of the top 3 integrated delivery networks for terms for availability of ANJESO to their member institutions.

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

COVID-19 Impact

Our efforts to commercialize ANJESO have been impacted, however in 2021, we have seen improvement in some respects. There is intermittent impact in differing geographies and there may continue to be impact from the COVID-19 pandemic, particularly in light of the surge of new COVID-19 cases relating to new variants, such as the delta variant. Intermittent changes in the reduction of elective surgeries have been seen and many have not yet returned to their prior number of surgeries even where the pandemic has, for a time, abated. In addition, COVID-19 has, in many cases, impacted revenue for hospitals, caused a reduction in hospital staffing, lead to a diversion in resources from other normal activities to patients suffering from COVID-19 and caused a limitation in hospital access for nonpatients, including our sales professionals, which we believe is impacting our marketing and commercialization efforts. We believe a reduction in elective surgeries during the COVID-19 pandemic has caused and may continue to result in decreased demand for ANJESO.

We anticipate that many hospitals and health care providers will continue to suffer negative financial consequences due to an increase in unexpected costs, including for personal protective equipment, and ventilators, along with an ongoing reduction in revenue if fewer elective procedures are being performed, which may result in a decreased demand for ANJESO. While access restrictions have eased in some locations, variable spikes of COVID-19 cases in certain states or regions may further impact our access to hospitals and elective surgeries may be limited in those areas. In addition, the absence of hospital formulary meetings where new drugs can be adopted has had ongoing variable impact on our efforts to commercialize ANJESO. Many hospital formularies recently resumed meetings after a 6-month, or longer, absence. Despite the existence of a backlog of products scheduled to be reviewed, we believe we will make progress with having ANJESO added to additional hospital formularies in the near term. Due to the rapidly evolving environment, continued uncertainties from the impact of the COVID-19 global pandemic, and the recent regional outbreaks that are impacting the recovery, we cannot estimate the full extent to which our commercialization of ANJESO and financial results may be adversely impacted.

Separation from Recro Pharma, Inc.

In August 2019, Recro announced its plans to separate its acute care business from its contract manufacturing and development business through a pro rata distribution of our common stock to shareholders of Recro. As a part of the Separation, Recro transferred the assets, liabilities and operations of its acute care segment to us, pursuant to the terms of a Separation Agreement. On November 21, 2019, the distribution date, each Recro shareholder received one share of our common stock for every two and one-half shares of Recro common stock held of record at the close of business on November 15, 2019, the record date for the Distribution. As a result of the Distribution, we became an independent public company whose shares of common stock are trading under the symbol “BXRX” on The Nasdaq Capital Market, or Nasdaq.

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

Research and Development Expenses

Research and development expenses currently consist primarily of costs incurred in connection with the development of ANJESO and other pipeline activities. These expenses consist primarily of:

•
expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical and pre-clinical trials and a substantial portion of our preclinical studies;
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

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Recro’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018 and August 2020. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, another $3.6 million paid in 2020, $1.4 million which becomes due June 20, 2021, and $45.0 million over seven years beginning one year after approval, of which the first payment was made in the first quarter of 2021, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of June 30, 2021 recorded a $62.9 million payment obligation, representing the estimated probability adjusted fair value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of June 30, 2021, we have paid $21.4 million in milestone payments to Alkermes.

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Credit Agreement with MAM Eagle Lender, the amortization of related financing costs, and interest expense on a promissory note with PNC Bank under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) administered by the Small Business Administration (the “SBA”), which has been fully forgiven as of June 30, 2021.

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of June 30, 2021 and 2020.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020
	(amounts in thousands)
Revenue, net	$201	$349

Operating expenses:
Cost of sales	586	650
Research and development	857	1,350
Selling, general and administrative	10,608	11,217
Amortization of intangible assets	644	644
Change in warrant valuation	(59)	12,667
Change in contingent consideration valuation	3,881	4,053
Total operating expenses	16,517	30,581
Operating loss	(16,316)	(30,232)
Other income (expense):
Other income (expense)	987	(213)
Net loss	$(15,329)	$(30,445)

Revenue, net. For the three months ended June 30, 2021 and 2020, net product revenue was $0.2 million and $0.3 million, respectively, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue represents shipments to our 3PL provider.

Cost of Sales. Our cost of sales was $0.6 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. We expensed costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the three months ended June 30, 2021 and 2020 were incurred prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. We expect that over time, our cost of sales will increase as sales increase and as inventory values change to include all direct and indirect costs, manufacturing expenses and other expenses post FDA approval.

Research and Development. Our research and development expenses were $0.9 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $0.5 million was primarily due to a decrease in personnel costs of $0.4 million and a decrease in pre-commercialization manufacturing costs for ANJESO of $0.1 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $10.6 million and $11.2 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of $0.6 million was primarily due to decrease in personnel costs of $1.1 million, which was partially offset by an increase of $0.5 million as the three months ended June 30, 2020 included reimbursed general and administrative expenses related to the Transition Services Agreement with Recro Pharma, which ended on December 31, 2020.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the three months ended June 30, 2021 and 2020, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life beginning in the first quarter of fiscal 2020.

Change in Warrant Valuation. There was not a material change in warrant valuation for the three months ended June 30, 2021. Our warrant valuation increased $12.7 million for the three months ended June 30, 2020 due to an increase in the Black-Scholes values as a result of an increase in our stock price for the related period.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $3.9 million for the three months ended June 30, 2021 and an increase in value of $4.1 million for the three months ended June 30, 2020. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The increase in contingent consideration value for the three months ended June 30, 2021 was primarily due to the time value of money and change in interest rates as we progress closer to payment of the contingent consideration liability. The increase in contingent consideration valuation for the three months ended June 30, 2020 was primarily due to the time value of money.

Other Income (Expense). Other income for the three months ended June 30, 2021 was $1.0 million compared to other expense of $0.2 million for the three months ended June 30, 2020. The change in other income (expense) of $1.2 million was due to the gain on extinguishment of the PPP Loan of $1.5 million upon the approval of our application for forgiveness, partially offset by an increase of $0.3 million in interest expense and debt issuance cost amortization related to our Credit Agreement with MAM Eagle Lender.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
	(amounts in thousands)
Revenue, net	$399	$349

Operating expenses:
Cost of sales	1,407	650
Research and development	1,965	4,420
Selling, general and administrative	22,696	19,263
Amortization of intangible assets	1,288	859
Change in warrant valuation	(41)	14,045
Change in contingent consideration valuation	5,722	31,679
Total operating expenses	33,037	70,916
Operating loss	(32,638)	(70,567)
Other income (expense):
Other income (expense)	397	(176)
Net loss	$(32,241)	$(70,743)

Revenue, net. For the six months ended June 30, 2021 and 2020, net product revenue was $0.4 million and $0.3 million, respectively, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue represents shipments to our 3PL provider.

Cost of Sales. Our cost of sales was $1.4 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO including supply chain and quality costs. Based on our policy, we expense costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the six months ended June 30, 2021 and 2020 were incurred prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. We expect that over time, our cost of sales will increase as sales increase and as inventory values change to include all direct and indirect costs, manufacturing expenses and other expenses post FDA approval.

Research and Development. Our research and development expenses were $2.0 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $2.4 million was primarily due to a decrease in personnel costs of $2.1 million and pre-commercialization manufacturing costs for ANJESO of $0.7 million. This was partially offset by an increase in clinical costs of $0.4 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $22.7 million and $19.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $3.4 million was primarily due to the commercial launch of ANJESO, specifically, an increase of $1.2 million attributable to the reclassification of medical affairs and regulatory support from research and development expense post FDA approval, an increase of $0.9 million in public company costs and an increase of $0.6 million in personnel costs. In addition, the first half of 2020 included $1.0 million in reimbursed general and administrative expenses related to the Transition Services Agreement with Recro Pharma, which ended on December 31, 2020. These increases were slightly offset by a decrease in other general expenses of $0.3 million.

Amortization of Intangible Assets. Amortization expense was $1.3 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life beginning in the first quarter of fiscal 2020.

Change in Warrant Valuation. There was not a material change in warrant valuation for the six months ended June 30, 2021. Our warrant valuation increased $14.0 million for the six months ended June 30, 2020 due to an increase in the Black-Scholes values as a result of an increase in our stock price for the related period.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $5.7 million for the six months ended June 30, 2021 as compared to an increase in value of $31.7 million for the six months ended June 30, 2020. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The increase in contingent consideration value for the six months ended June 30, 2021 was primarily due to the time value of money and change in interest rates, partially offset by adjusted timing of estimated milestone and royalty payments due to updated forecasts reflecting an estimate of the launch trajectory of ANJESO. The increase in contingent consideration valuation for the six months ended June 30, 2020 was primarily due to the increase in the probability of success of milestones tied to the FDA approval of ANJESO.

Other Income (Expense). Other income for the six months ended June 30, 2021 was $0.4 million compared to other expense of $0.2 million for the six months ended June 30, 2020. The change in other income (expense) of $0.6 million was due to the gain on extinguishment of the PPP Loan of $1.5 million upon the approval of our application for forgiveness, partially offset by an increase of $0.9 million in interest expense and debt issuance cost amortization related to our Credit Agreement with MAM Eagle Lender.

Liquidity and Capital Resources

As of June 30, 2021, we had $37.6 million in cash, cash equivalents and short-term investments.

On May 31, 2021, we closed a registered direct offering of 14,028,520 shares of common stock, or the May Offering, at an offering price of $0.85 per share and warrants to purchase 14,028,520 shares of common stock, or the May Warrants, at an exercise price of $0.90 per share, for net proceeds of $10.9 million. As compensation to H.C. Wainwright & Co., LLC, or the Placement Agent, as placement agent in connection with the May Offering, we agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the May Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase 841,711 shares of common stock (the “May Placement Agent Warrants”) at an exercise price of $1.0625 per share. The May Warrants and May Placement Agent Warrants will be exercisable upon the later of (i) the six-month anniversary of the closing date of the May Offering, and (ii) the date of approval by our shareholders of an increase in the number of shares of our authorized common stock..

On February 8, 2021, we entered into an agreement to issue and sell 11,000,000 shares of common stock, or the February Offering, at an offering price of $1.60 per share, for net proceeds of $16.2 million. As compensation to the Placement Agent, we agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the February Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the February Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase up to 660,000 shares of common stock, or the February Placement Agent Warrants. The February Placement Agent Warrants have an exercise price of $2.00 per share. The February Placement Agent Warrants will be exercisable immediately upon approval by our board of directors and shareholders of an increase in the number of shares of our authorized common stock.

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

On May 8, 2020, we entered into a promissory note for $1.5 million under the PPP of the CARES Act administered by the SBA. We have used the loan proceeds for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act and related guidance. Accordingly, this Loan may be partially or fully forgiven if we are deemed to have complied with the provisions of the CARES Act including the use of Loan proceeds for payroll costs, rent, utilities, and other expenses, and at least 60% of the loan proceeds is used for payroll costs as defined by the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender will require us to apply for such treatment in the future. During the six months ended June 30, 2021, we received a Notice of PPP Forgiveness Payment from the SBA regarding the approval of our application for forgiveness of the PPP Loan of $1,537 and accrued interest. As a result, we recognized a gain on extinguishment of the PPP Loan of $1,553 during the six months ended June 30, 2021.

On February 13, 2020, we entered into a Sales Agreement with JMP Securities LLC, as sales agent, or the Agent, pursuant to which we may, from time to time, issue and sell shares of our common stock, in an aggregate offering price of up to $25.0 million through the Agent, or the ATM Facility. On May 27, 2021, we voluntarily terminated the ATM Facility with the Agent. During the term of the ATM Facility, we sold an aggregate of 441,967 shares of common stock under the ATM Facility for net proceeds of $3.6 million, none of which were sold in the six months ended June 30, 2021. The Agent was paid a sales commission of 3% for such sales under the Sales Agreement. The ATM Facility was terminable at will by the Company with no penalty.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of June 30, 2021, we will need to raise additional capital in the next twelve months to continue as a going concern.

We anticipate that our principal uses of cash in the future will be primarily to commercialize ANJESO and to fund our operations, pipeline development activities, working capital needs, capital expenditures and other general corporate purposes.

Sources and Uses of Cash

Cash used in operations was $24.1 million and $17.6 million for the six months ended June 30, 2021 and 2020, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, gain on extinguishment of debt in the current year, depreciation, amortization, changes in warrant valuations, and changes in fair value of contingent consideration, as well as changes in operating assets and liabilities.

Cash used in investing activities was $12.2 million for the six months ended June 30, 2021, which was primarily due to purchases of short-term investments. There was no cash used in investing activities for the six months ended June 30, 2020.

There was $31.3 million of cash provided by financing activities in the six months ended June 30, 2021 consisting of net proceeds of $27.1 million from registered direct offerings of common stock and warrants and net proceeds of $12.2 million from warrant exercises, partially offset by a payment of contingent consideration of $7.9 million. There was $39.3 million of cash provided by financing activities for the six months ended June 30, 2020 from net proceeds of the public offering of $23.1 million, net proceeds of $1.5 million from the issuance of the PPP Loan, net proceeds of $8.7 million from the incurrence of long-term debt under the Credit Agreement with MAM Eagle Lender, net proceeds of $3.6 million from our ATM Facility, and net proceeds of $2.5 million from warrant exercises.

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

Contractual Commitments

The table below reflects our contractual commitments as of June 30, 2021:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$10,000	$555	$6,667	$2,778	$—
Interest on Debt	3,505	1,380	1,881	245	—

Purchase Obligations (2):	$7,035	$2,178	$1,808	$22	$—
Operating Leases (3)	618	432	187	—	—
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	55,305	—	240	225	—
Alkermes Payments (6)	118,571	6,429	19,286	12,857	—
Employment Agreements (7)	1,317	1,008	309	—	—

Total Contractual Obligations	$196,351	$11,982	$30,378	$16,127	$—

(1)
Debt obligations consist of principal, an exit fee of 2.5% of that principal and interest on the $10.0 million outstanding term loan under our Credit Agreement. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See Note 11 to the Consolidated and Combined Financial Statements included in this Quarterly Report.

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

(7)
We have entered into employment agreements with certain of our named executive officers. As of June 30, 2021, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through December 2022. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(e) to the Consolidated and Combined Financial Statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Annual Report. In the six months ended June 30, 2021, there were no significant changes to the application of critical accounting policies previously disclosed in our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019.  On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to Recro’s motion to dismiss on August 17, 2020. On September 16, 2020, Recro filed a reply in support of the motion to dismiss. On March 1, 2021, Recro’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. The parties are in the beginning stages of discovery. A Preliminary Pretrial Conference was held on August 3, 2021. In connection with the Separation, we accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. Recro and we believe that the lawsuit is without merit and intend to vigorously defend against it, unless and until a resolution satisfactory to Recro and us can be achieved. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us. As of June 30, 2021, the Company has recorded a guarantee liability of $620, which represents the present value estimate of our expected obligation related to this matter.

Item 1A. Risk Factors.

There have been no material changes in our risk factors as previously disclosed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

4.1	Form of Warrant, issued June 1, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2021 (File No. 001-39101).

4.2	Form of Placement Agent Warrant, issued June 1, 2021.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2021 (File No. 001-39101).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: August 5, 2021	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Richard S. Casten
Richard S. Casten
Chief Financial Officer
(Principal Financial and Accounting Officer)