Form 10-Q
period 2021-09-30
Baudax Bio, Inc.
filed 2021-11-04
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2021

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

As of November 2, 2021, there were 84,423,699 shares of common stock, par value $0.01 per share, outstanding.

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
•
our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14,772	$30,342
Short-term investments	10,150	—
Accounts receivable, net	422	51
Inventory	4,310	2,978
Prepaid expenses and other current assets	1,484	3,346
Total current assets	31,138	36,717
Property, plant and equipment, net	4,933	5,052
Intangible assets, net	22,322	24,254
Goodwill	2,127	2,127
Other long-term assets	979	583
Total assets	$61,499	$68,733
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,819	$3,653
Accrued expenses and other current liabilities	4,568	5,326
Current portion of long-term debt, net	1,389	683
Current portion of contingent consideration	6,666	8,467
Total current liabilities	14,442	18,129
Long-term debt, net	6,913	8,469
Long-term portion of contingent consideration	60,059	56,576
Other long-term liabilities	813	358
Total liabilities	82,227	83,532
Commitments and contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 190,000,000 shares; issued and outstanding, 84,423,342 shares at September 30, 2021 and 48,688,480 shares at December 31, 2020	844	487
Additional paid-in capital	139,951	97,034
Accumulated deficit	(161,523)	(112,320)
Total shareholders’ deficit	(20,728)	(14,799)
Total liabilities and shareholders’ deficit	$61,499	$68,733

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2021	2020	2021	2020
Revenue, net	$281	$68	$680	$417

Operating expenses:
Cost of sales	462	540	1,869	1,190
Research and development	658	1,469	2,623	5,889
Selling, general and administrative	11,074	13,763	33,770	33,026
Amortization of intangible assets	644	643	1,932	1,502
Change in warrant valuation	(6)	(11,182)	(47)	2,863
Change in contingent consideration valuation	3,829	(17,427)	9,551	14,252
Total operating expenses	16,661	(12,194)	49,698	58,722
Operating (loss) income	(16,380)	12,262	(49,018)	(58,305)
Other expense:
Other expense, net	(582)	(577)	(185)	(753)
Net (loss) income	$(16,962)	$11,685	$(49,203)	$(59,058)

Per share information:
Net (loss) income per share of common stock, basic	$(0.20)	$0.64	$(0.66)	$(3.84)
Net (loss) income per share of common stock, diluted	$(0.20)	$0.62	$(0.66)	$(3.84)

Weighted average common shares outstanding, basic	84,400,156	18,374,604	74,008,574	15,366,861
Weighted average common shares outstanding, diluted	84,400,156	18,768,376	74,008,574	15,366,861

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ Deficit

(Unaudited)

For the Nine Months Ended September 30, 2021
	Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2020	48,688,480	$487	$97,034	$(112,320)	$(14,799)
Recro Pharma allocation - stock-based compensation	—	—	1,201	—	1,201
Stock-based compensation expense	—	—	975	—	975
Issuance of common stock and warrants for registered direct offerings, net	11,000,000	110	16,317	—	16,427
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	42,159	—	(41)	—	(41)
Exercise of warrants	10,411,969	104	12,051	—	12,155
Net loss	—	—	—	(16,912)	(16,912)
Balance, March 31, 2021	70,142,608	$701	$127,537	$(129,232)	$(994)
Stock-based compensation expense	—	—	854	—	854
Issuance of common stock and warrants for registered direct offerings, net	14,028,520	141	10,760	—	10,901
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	102,094	1	(6)	—	(5)
Net loss	—	—	—	(15,329)	(15,329)
Balance, June 30, 2021	84,273,222	$843	$139,145	$(144,561)	$(4,573)
Stock-based compensation expense	—	—	874	—	874
Issuance of common stock and warrants for registered direct offerings, net	—	—	(38)	—	(38)
Issuance of restricted stock units, net of shares withheld for income taxes	150,120	1	(30)	—	(29)
Net loss	—	—	—	(16,962)	(16,962)
Balance, September 30, 2021	84,423,342	$844	$139,951	$(161,523)	$(20,728)

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

BAUDAX BIO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(amounts in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(49,203)	$(59,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,132	7,431
Non-cash interest expense	673	306
Gain on extinguishment of debt	(1,553)	—
Depreciation expense	195	315
Amortization	1,932	1,502
Change in warrant valuation	(47)	2,863
Change in contingent consideration valuation	9,551	14,252
Changes in operating assets and liabilities:
Inventory	(1,332)	(1,784)
Prepaid expenses and other assets	1,474	(90)
Accounts receivable	(371)	—
Accounts payable, accrued expenses and other liabilities	(2,075)	4,837
Net cash used in operating activities	(36,624)	(29,426)
Cash flows from investing activities:
Purchase of property and equipment	(76)	(307)
Purchase of short-term investments	(19,641)	—
Proceeds from maturity of short-term investments	9,500	—
Net cash used in investing activities	(10,217)	(307)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of transaction costs	—	10,041
Proceeds from equity facility, net of transaction costs	—	3,612
Proceeds from public offering, net of transaction costs	—	23,085
Proceeds from registered direct offerings, net of transaction costs	27,059	—
Proceeds from warrant exercises	12,155	2,458
Payment of contingent consideration	(7,869)	(2,500)
Payments of withholdings on shares withheld for income taxes	(74)	(95)
Net cash provided by financing activities	31,271	36,601
Net (decrease) increase in cash and cash equivalents	(15,570)	6,868
Cash and cash equivalents, beginning of period	30,342	17,740
Cash and cash equivalents, end of period	$14,772	$24,608
Supplemental disclosure of cash flow information:
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$—	$22
Fair value of warrants issued in connection with public offering	$—	$8,111
Fair value of warrants issued in connection with financing facility	$—	$1,423
Right-of-use assets acquired	$575	$—

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

Business

Baudax Bio launched ANJESO, which is indicated for the management of moderate to severe pain in 2020, and the Centers for Medicare and Medicaid Services (“CMS”) granted a J-code to ANJESO in the fourth quarter of 2020.

The Company has determined that it operates in a single segment involved in the commercialization and development of innovative products for hospital and other acute care settings.

Note 2: Development-Stage Risks, Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows since inception and has an accumulated deficit of $161,523 as of September 30, 2021.

The Company has raised funds from debt and equity transactions and will likely be required to raise additional funds to continue to operate as a standalone entity. The Company’s ability to generate cash inflows is highly dependent on the commercialization of ANJESO. In addition, development activities, clinical and pre-clinical testing and, if approved, commercialization of the Company’s other product candidates, will likely require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to holders of the Company’s common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on the Company’s available cash, cash equivalents and short-term investments as of September 30, 2021, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Note 3: Summary of Significant Accounting Principles

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. As a result of the latest impairment tests, November 30, 2020, the Company determined that there was no impairment to goodwill or intangible assets. There were no indicators of impairment since our last impairment test.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of September 30, 2021, the Company’s intangible asset is classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life and is being amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

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

(k) Net (Loss) Income Per Common Share

Basic net (loss) income per common share is determined by dividing net (loss) income applicable to common shareholders by the weighted average common shares outstanding during the period. Outstanding warrants, common stock options and unvested restricted stock units are excluded from the calculation of diluted net loss (income) per share when their effect would be anti-dilutive.

For purposes of calculating basic and diluted (loss) income per common share, the denominator includes the weighted average common shares outstanding, the weighted average common stock equivalents for warrants priced at par value, or $0.01, as the underlying common shares will be issued for little cash consideration and the conditions for the issuance of the underlying common shares are met when such warrants are issued, and, with regard to diluted (loss) income per common share, the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive.

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic (Loss) Income Per Share
Net (loss) income	$(16,962)	$11,685	$(49,203)	$(59,058)
Weighted average common shares outstanding, basic	84,400,156	18,374,604	74,008,574	15,366,861
Net (loss) income per share of common stock, basic	$(0.20)	$0.64	$(0.66)	$(3.84)

Diluted (Loss) Income Per Share
Net (loss) income	$(16,962)	$11,685	$(49,203)	$(59,058)
Change in warrant valuation	—	—	—	—
Diluted net (loss) income	$(16,962)	$11,685	$(49,203)	$(59,058)
Weighted average common shares outstanding, basic	84,400,156	18,374,604	74,008,574	15,366,861
Dilutive effect of warrants	—	—	—	—
Dilutive effect of equity awards, based on treasury stock method	—	393,772	—	—
Weighted average common shares outstanding, diluted	84,400,156	18,768,376	74,008,574	15,366,861
Net (loss) income per share of common stock, diluted	$(0.20)	$0.62	$(0.66)	$(3.84)

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options and restricted stock units outstanding	4,794,738	2,098,316	4,794,738	1,694,889
Warrants	38,360,429	15,107,100	38,360,429	15,199,605

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
•
Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At September 30, 2021:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$12,262	$—	$—
Commercial paper	—	1,500	—
Total cash equivalents	$12,262	$1,500	$—
Short-term investments (See Note 5)
Commercial paper	—	10,150	—
Total financial assets	$12,262	$11,650	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$18
Contingent consideration (See Note 12(b))	—	—	66,725
	$—	$—	$66,743

At December 31, 2020:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$24,210	$—	$—
Commercial paper	—	4,500	—
Total cash equivalents	$24,210	$4,500	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$65
Contingent consideration (See Note 12(b))	—	—	65,043
	$—	$—	$65,108

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The reconciliation of the warrant liability and contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2019	$—	$66,358
Additions	8,111	—
Exercise of warrants	(2,922)	—
Payment of contingent consideration	—	(3,560)
Remeasurement	16,734	2,245
Reclassification to equity upon warrant exchange	(21,858)	—
Balance at December 31, 2020	$65	$65,043
Payment of contingent consideration	—	(7,869)
Remeasurement	(47)	9,551
Total at September 30, 2021	$18	$66,725

Current portion as of September 30, 2021	$—	$6,666
Long-term portion as of September 30, 2021	18	60,059

See Note 13(c) for the significant assumptions and inputs used to determine the fair value of liability classified warrants.

Based on the amended terms of the Alkermes agreement (see Note 12(b)), the remaining contingent consideration payments include the second components, which became payable upon regulatory approval, and includes remaining payments of $45,000 payable in seven equal annual payments of approximately $6,400 of which the first payment was made in February 2021, the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales. The fair value of the remaining second consideration component is estimated by applying a risk-adjusted discount rate to the scheduled remaining payments. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of September 30, 2021, the fair value calculations used discount rates in the range of 17.53% to 36.46%, with a weighted average of 27.53%.

The fair value of the contingent consideration liability is measured using inputs and assumptions as of the date of the financial statements. The current portion of the contingent consideration represents the estimated probability-adjusted fair value that is expected to become payable within one year as of September 30, 2021. Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued, are adjusted in the period during which such events and circumstances occur.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2021, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at September 30, 2021 due to the fact that the debt arrangements reflect market terms from recent transactions.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Note 5: Cash Equivalents and Short-Term Investments

Short-term investments consist of government money market funds and commercial paper with original maturities of greater than three months. A portion of short-term investments is included in cash and cash equivalents due to its original maturity of three months or less when acquired. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is carried at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity and realized gains and losses included in other income/expense, if applicable. The following is a summary of cash equivalents and short-term investments:

	September 30, 2021
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$12,262	$—	$—	$12,262
Commercial paper	11,650	—	—	11,650
Total cash equivalents and short-term investments	$23,912	$—	$—	$23,912

	December 31, 2020
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$24,210	$—	$—	$24,210
Commercial paper	4,500	—	—	4,500
Total cash equivalents and short-term investments	$28,710	$—	$—	$28,710

Short-term investments are included in cash and cash equivalents when their original maturities are three months or less when acquired. As of September 30, 2021 and December 31, 2020, the Company’s cash equivalents and short-term investments had maturities of one to four months. The Company uses benchmark inputs and industry standard analytical models to derive the fair value of its commercial paper.

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

Inventory consists of the following:

	September 30, 2021	December 31, 2020
Raw materials	$13	$130
Sub-assemblies	3,997	2,476
Finished goods	654	928
	4,664	3,534
Provision for inventory obsolescence	(354)	(556)
Inventory	$4,310	$2,978

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Note 7: Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2021	December 31, 2020
Building and improvements	$196	$196
Furniture, office and computer equipment	969	934
Manufacturing and laboratory equipment	717	717
Construction in progress	4,494	4,453
	6,376	6,300
Less: accumulated depreciation	1,443	1,248
Property, plant and equipment, net	$4,933	$5,052

Depreciation expense for the three and nine months ended September 30, 2021 was $46 and $195, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $104 and $315, respectively.

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

The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Lease terms vary based on the nature of operations. The current leased facility recorded on the Consolidated Balance Sheet is classified as an operating lease with a remaining lease term of 6 years, which was extended during the three months ended September 30, 2021. Most leases contain specific renewal options where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Costs determined to be variable and not based on an index or rate were not included in the measurement of operating lease liabilities. As most leases do not provide an implicit rate, the Company's effective interest rate was used to discount its lease liabilities.

The Company’s leases with an initial term of 12 months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right of use asset or lease liability on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term.

As of September 30, 2021, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2021	$158
2022	383
2023	270
2024	278
2025 and thereafter	858
Total lease payments	1,947
Less imputed interest	(941)
Total operating lease liability	$1,006

As of September 30, 2021, the weighted average remaining lease term was 6 years and the weighted average discount rate was 23%.

The components of the Company’s lease cost were as follows:

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$79	$87	$255	$306
Short-term lease cost	52	38	130	68
Total lease cost	$131	$125	$385	$374

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $258 and $78 for the nine months ended September 30, 2021 and 2020, respectively.

Note 9: Intangible Assets

The following represents the balance of the intangible assets at September 30, 2021:

	September 30, 2021	December 31, 2020
Asset resulting from R&D activities	$26,400	$26,400
Accumulated Amortization	(4,078)	(2,146)
Intangible assets, net	$22,322	$24,254

Amortization expense for the three and nine months ended September 30, 2021 was $644 and $1,932, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $643 and $1,502, respectively.

As of September 30, 2021, future amortization expense is as follows:

Amortization
Remainder of 2021	$644
2022	2,576
2023	2,576
2024	2,576
2025 and thereafter	13,950
Total	$22,322

Note 10: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Payroll and related costs	$2,409	$3,177
Guarantee liability	635	422
Professional and consulting fees	545	802
Other research and development costs	142	243
Interest payable	113	126
Stock-based compensation	111	—
Other	613	556
	$4,568	$5,326

In November 2020, the Company implemented a reduction in force impacting approximately 40 employees and resulted in a charge of $1,753, primarily related to severance, of which $117 remains accrued and unpaid as of September 30, 2021.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Note 11: Debt

The following table summarizes the components of the carrying value of debt as of September 30, 2021:

	September 30,	December 31,
	2021	2020
Paycheck Protection Program Loan	$—	$1,537
Credit Agreement	10,000	10,000
Unamortized deferred issuance costs	(1,794)	(2,427)
Exit fee accretion	96	42
Total debt	$8,302	$9,152

Current portion	$1,389	$683
Long-term portion, net	6,913	8,469

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

During the nine months ended September 30, 2021, the Company received a Notice of PPP Forgiveness Payment from the SBA regarding the approval of their application for forgiveness of the PPP Loan of $1,537 and accrued interest. As a result, the Company recognized a gain on extinguishment of the PPP Loan of $1,553 during the nine months ended September 30, 2021.

(b) Credit Agreement

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of September 30, 2021, no funds have been drawn from the additional tranches.

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

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of September 30, 2021, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of September 30, 2021, the Company was in compliance with the required covenants for minimum liquidity as the minimum EBITDA criteria is not applicable until additional tranches are drawn. As of September 30, 2021, borrowings under the Credit Agreement are classified based on their schedule maturities. As a result of the liquidity conditions discussed in Note 2, the Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional capital financing. If the Company is unable to maintain its minimum liquidity covenant, it is reasonably possible that the Lenders could demand repayment of the borrowings under the Credit Agreement during the next twelve months.

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

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which are being amortized using the effective interest method over the term of Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of September 30, 2021, the effective interest rate was 22.67%, which takes into consideration the non-cash amortization of the debt issuance costs and accretion of the exit fee. The Company recorded debt issuance cost amortization related to the Credit Agreement of $211 and $633 for the three and nine months ended September 30, 2021, respectively. The Company recorded debt issuance cost amortization related to the Credit Agreement of $211 and $281 for the three and nine months ended September 30, 2020, respectively.

Note 12: Commitments and Contingencies

(a) Licenses and Supply Agreements

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($23,756 as of September 30, 2021) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through September 30, 2021, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($14,140 as of September 30, 2021) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through September 30, 2021, no such milestones have been achieved.

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

As of September 30, 2021, the Company has paid $21,429 in milestone payments to Alkermes.

(c) Litigation

The Company is involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. Except as disclosed below, the Company is not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations. In connection with the Separation, the Company accepted assignment by Recro of all of Recro’s obligations in connection with a securities class action lawsuit (the “Securities Litigation”) and agreed to indemnify Recro for all liabilities related to the Securities Litigation.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

On May 31, 2018, the Securities Litigation was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the motion to dismiss on August 17, 2020. On September 16, 2020, Recro filed a reply in support of the motion to dismiss. On March 1, 2021, Recro’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. A Preliminary Pretrial Conference was held on August 3, 2021. The parties have begun discovery and class certification briefing, which the Court has ordered to be completed by December 30, 2021. All expert and fact discovery must be completed by March 15, 2022. The Company has recorded a liability equal to the estimated fair value of the indemnification to Recro related to this Securities Litigation. The Company believes that the lawsuit is without merit and intends to vigorously defend against it, unless and until a resolution satisfactory to Recro and the Company can be achieved. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company. As of September 30, 2021, the Company has recorded a guarantee liability of $635, which represents the present value estimate of our expected obligation related to this matter.

(d) Purchase Commitments

As of September 30, 2021, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $6,231 related to inventory and other goods and services, predominantly manufacturing activities. The timing of certain purchase commitments cannot be estimated as it is dependent on the outcome of other strategic evaluations and agreements.

(e) Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of September 30, 2021, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,317, from that date through March 2023.

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

The Company is authorized to issue 190,000,000 shares of common stock, with a par value of $0.01 per share.

On February 13, 2020, the Company entered into a Sales Agreement (the “ATM Facility”) with JMP Securities LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.01 per share, in an aggregate offering price of up to $25,000 through the Agent. On May 27, 2021, the Company voluntarily terminated the ATM Facility with the Agent. During the term of the ATM Facility, the Company sold an aggregate of 441,967 shares of common stock under the ATM Facility for net proceeds of $3,612. The Agent was paid a sales commission of 3% for such sales under the ATM Facility. The ATM Facility was terminable at will by the Company with no penalty.

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

On May 31, 2021, the Company closed a registered direct offering of 14,028,520 shares of common stock (the "May Offering") at an offering price of $0.85 per share and warrants to purchase 14,028,520 shares of common stock (the “May Warrants”) at an exercise price of $0.90 per share, for net proceeds to the Company of $10,900. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the May Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 841,711 shares of common stock (the “May Placement Agent Warrants”) at an exercise price of $1.0625 per share. The May Warrants and May Placement Agent Warrants will be exercisable on the six-month anniversary of the closing date of the May Offering.

(b) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of September 30, 2021, no preferred stock was issued or outstanding.

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

During the nine months ended September 30, 2021, the Company issued 111,539 shares of common stock upon exercise of the March Series B Warrants for net proceeds of $1 and 10,300,430 shares of common stock upon exercise of the December Series A Warrants for proceeds of $12,155.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of September 30, 2021, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	32,438	$0.01	March 26, 2025
MAM Eagle Lender Warrant	527,100	$4.59	May 29, 2027
November Series A Warrants	10,126,583	$1.20	November 24, 2025
November Placement Warrants	607,595	$1.48125	November 24, 2025
December Placement Warrants	618,026	$1.45625	December 18, 2025
January Warrants	10,300,430	$1.60	January 21, 2026
January Placement Warrants	618,026	$2.00	January 21, 2026
February Placement Warrants	660,000	$2.00	February 8, 2026
May Warrants	14,028,520	$0.90	June 1, 2027
May Placement Warrants	841,711	$1.06250	May 31, 2026

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

September 30, 2021
Series A Warrants
Fair value	$18
Expected dividend yield	—%
Expected volatility	77.37%
Risk-free interest rates	.76%
Remaining contractual term	3.5 years

Note 14: Stock-Based Compensation

The Company has adopted the 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for a total of 3,000,000 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2020, the number of shares available for issuance under the 2019 Plan was increased by 1,522,171. The total number of shares authorized for issuance under the 2019 Plan as of September 30, 2021 is 4,989,706. As of September 30, 2021, 251,754 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. The weighted average grant-date fair value of the Baudax Bio options awarded to employees during the nine months ended September 30, 2021 and 2020 was $0.72 and $2.22, respectively.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Under the 2019 Plan, the fair value of the Baudax Bio options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,
	2021	2020
Expected option life	5.6 years	6 years
Expected volatility	75.16%	73.77%
Risk-free interest rate	0.84%	0.41%
Expected dividend yield	—	—

The following table summarizes Baudax Bio stock option activity during the nine months ended September 30, 2021:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2020	2,284,298	$3.10	9.1 years
Granted	1,737,563	$1.17
Expired/forfeited/cancelled	(417,519)	$1.74
Balance, September 30, 2021	3,604,342	$2.33	8.4 years
Vested	1,254,511	$2.92	7.2 years
Vested and expected to vest	3,604,342	$2.33	8.4 years

Included in the table above are 799,065 stock options outstanding as of September 30, 2021 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the nine months ended September 30, 2021:

Number of shares
Balance, December 31, 2020	991,012
Granted	683,143
Vested and settled	(366,866)
Expired/forfeited/cancelled	(116,893)
Balance, September 30, 2021	1,190,396
Expected to vest	1,190,396

Included in the table above are 241,612 time-based RSUs outstanding as of September 30, 2021 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was $4,132 and $7,431, respectively. For the current year, this represents stock-based compensation for the Baudax Bio awards, including $228 of liability-classified awards, as well as stock-based compensation from the Recro Equity Plan for the acceleration of vesting for Baudax Bio employees in their Recro awards. For the prior year, this represents stock-based compensation from the 2019 Plan as well as stock-based compensation from the Recro Equity Plan for certain Baudax Bio employees who were continuing to vest in their Recro awards but were not performing services to Recro.

As of September 30, 2021, there was $4,618 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.2 years. As of September 30, 2021, there was $1,683 of unrecognized compensation expense related to unvested performance-based RSUs.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of September 30, 2021, there was no aggregate intrinsic value of the vested and unvested options.

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

Note 16: Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended September 30, 2021 and 2020 were $148 and $188, respectively. Total Company contributions to the 401(k) plan for the nine months ended September 30, 2021 and 2020 were $569 and $449, respectively.

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

In mid-2020, we launched our first commercial product ANJESO in the U.S. ANJESO is the first and only 24-hour, intravenous (IV) COX-2 preferential, non-steroidal anti-inflammatory (NSAID) for the management of moderate to severe pain, which can be administered alone or in combination with other non-NSAID analgesics. We have successfully completed three Phase III clinical trials, including two pivotal efficacy trials, a large double-blind Phase III safety trial and a Phase IIIb program evaluating ANJESO and its health economic impact in specific surgical settings. In addition to ANJESO, we have a pipeline of other innovative pharmaceutical assets including two novel neuromuscular blocking agents (NMBAs) and a proprietary chemical reversal agent specific to these NMBAs, which is currently in preclinical studies. The clinical dosing portion of the BX1000 dose escalation study has been completed and is in the data analysis stage. We continue to evaluate strategic partnerships to commercialize ANJESO outside of the United States.

During the third quarter of 2021, despite the COVID-19 delta impact during July and August affecting over 40% of our business, we continued to see solid growth in the total number of vials sold to end-users. Demand for ANJESO demonstrated strong growth and deepening usage patterns based on several key quarter-over-quarter metrics. Despite extensive outbreaks of COVID-19 delta variant in much of the south and selected other regions, and its impact on elective surgeries in July and August, there was growth in estimated end-user demand units sold to all customers in the third quarter of 2021 compared to the second quarter of 2021 of approximately 16% and vials sold to end-user hospitals and ambulatory surgery centers (ASCs) combined was up 17% in the same period. Vials sold to existing hospitals increased 11% and vials sold to existing ASCs increased 66% from the third quarter of 2021 compared the second quarter of 2021. In addition, the month of September 2021 was our single largest month of ANJESO end-user demand units sold launch-to-date for the product.

The Centers for Medicare and Medicaid Services, or CMS, granted a J-code to ANJESO in the fourth quarter of 2020. We have also entered into agreements with leading group purchasing organizations in the U.S., including Vizient Inc., Premier Inc., and HealthTrust, as well as one of the top 3 integrated delivery networks for terms for availability of ANJESO to their member institutions. In September 2021, we signed an agreement for terms of availability with a leading operator of surgical facilities and ancillary services nationally, with over 150 locations nationwide, which became effective October 1, 2021.

Our costs consist primarily of expenses incurred in conducting our manufacturing, commercialization of ANJESO, public company and personnel costs, clinical trials and preclinical studies, and regulatory activities. We expect to incur operating losses for at least the next few years. We expect substantially all of our operating losses to result from costs incurred in connection with our commercialization activities, including manufacturing costs, and development programs, including our clinical, non-clinical and formulation development activities. Our expenses over the next several years are expected to primarily relate to the commercialization of ANJESO and continuing to develop our other current and future product candidates. In addition, we may incur costs associated with the acquisition or in-license of products and successful commercialization of the acquired or in-licensed products.

COVID-19 Impact

Our efforts to commercialize ANJESO have been impacted in 2021 on a variable basis depending on the timing, location and extent of the outbreaks. There may continue to be impact from the COVID-19 pandemic, particularly in light of the surge of new COVID-19 cases relating to new variants, such as the delta variant. Intermittent impacts in the reduction of elective surgeries have occurred and this has had an impact in the recent quarter, especially in July and August. Overall, many centers have yet returned to pre-COVID levels of surgeries even where COVID-19 and its variants have not been as impactful. In addition, COVID-19 has impacted revenue for many hospitals, caused a reduction in hospital staffing, lead to a diversion in resources from other normal activities to patients suffering from COVID-19 and caused a limitation in hospital access for nonpatients, including our sales professionals, which we believe is impacting our marketing and commercialization efforts. Further, hospitals may experience staffing shortages as a result of employee non-compliance with government or employer mandated vaccination requirements, which could reduce the number of elective surgeries that can be performed at hospitals with staffing shortages. We believe a reduction in elective surgeries during the COVID-19 pandemic has impacted and may continue to impact demand for ANJESO.

We anticipate that many hospitals and health care providers will continue to suffer negative financial consequences due to an increase in unexpected costs, including for personal protective equipment, and ventilators, and this impact may result in ongoing decreased revenue. If fewer elective procedures are being performed, we believe this may negatively impact ANJESO growth rates. In addition, in some areas the absence of hospital formulary meetings where new drugs can be adopted has had ongoing variable impact on our efforts to commercialize ANJESO. Many hospital formularies recently resumed meetings after a 6-month, or longer, absence. Despite the existence of a backlog of products scheduled to be reviewed, we believe we will make progress with having ANJESO added to additional hospital formularies over the near term. Due to the rapidly evolving environment, continued uncertainties from the impact of the COVID-19 global pandemic, and the recent regional outbreaks that are impacting the recovery, we cannot estimate the full extent to which our commercialization of ANJESO and financial results may be adversely impacted.

Separation from Recro Pharma, Inc.

In August 2019, Recro announced its plans to separate its acute care business from its contract manufacturing and development business through a pro rata distribution of our common stock to shareholders of Recro. As a part of the Separation, Recro transferred the assets, liabilities and operations of its acute care segment to us, pursuant to the terms of a Separation Agreement. On November 21, 2019, the distribution date, each Recro shareholder received one share of our common stock for every two and one-half shares of Recro common stock held of record at the close of business on November 15, 2019, the record date for the Distribution. As a result of the Distribution, we became an independent public company whose shares of common stock are trading under the symbol “BXRX” on The Nasdaq Capital Market.

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

Cost of Sales

Cost of sales includes product costs, manufacturing costs, transportation and freight, royalty expense, qualification costs for a secondary manufacturing suite for increased available capacity to meet anticipated demand and indirect overhead costs associated with the manufacturing and distribution of ANJESO including supply chain and quality personnel costs. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges. We expensed a significant portion of the cost of producing ANJESO that we are using in the commercial launch as research and development expense prior to the regulatory approval of ANJESO. We expect that over time, product costs in cost of sales will increase as sales increase and inventory associated with the units manufactured prior to FDA approval are sold.

Research and Development Expenses

Research and development expenses currently consist primarily of costs incurred in connection with the development of ANJESO and other pipeline activities. These expenses consist primarily of:

•
expenses incurred under agreements with investigative sites, consultants and other service providers that conduct or support our clinical and pre-clinical trials;
•
the cost of acquiring and manufacturing clinical trial drug supply and related manufacturing services and pre-commercial product validation and inventory manufacturing expenses;
•
costs related to facilities, depreciation and other allocated expenses;
•
acquired in-process research and development;
•
costs associated with regulatory activities and responses to the FDA; and
•
salaries and related costs for personnel in research and development and pre-commercial regulatory functions.

The majority of our external research and development costs have related to clinical trials, manufacturing of drug supply for development products, analysis and testing of product candidates and patent costs. We expense costs related to clinical inventory and development inventory until we receive approval from the FDA to market a product, at which time we commence capitalization of costs relating to that product to inventory. Costs related to facilities, depreciation and support are not charged to specific programs. Subsequent to regulatory approval of ANJESO, we allocated or recategorized certain personnel and overhead expenses related to medical affairs, supply chain, quality and regulatory support functions required for ANJESO, which had previously been recorded within research and development, to cost of sales or selling, general and administrative expenses in support of the commercialization of ANJESO. Pre-commercial activities directly utilizing personnel and overhead expenses from the medical affairs, supply chain, quality and regulatory support function for our product candidates continue to be recorded within research and development.

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

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales and marketing efforts as well as third party consulting costs for the promotion and sale of ANJESO. In addition, sales and marketing expenses include expenses related to communicating the benefits of ANJESO and educational programs for health care professionals.

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

2020 Reduction in Force

Due to the impacts of COVID-19 and the resultant impact to the commercial ramp of ANJESO, in November of 2020, we implemented a reduction in workforce by approximately 40 employees. We expect that the reorganization will result in annualized savings of an estimated $10.6 million in personnel and other related costs. There were also significant cost reductions made in manufacturing and launch related activities. The reorganization was completed in November 2020 and we incurred approximately $1.7 million of charges for severance and other costs relating to such reorganization activities during the fourth quarter of 2020.

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Recro’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018 and August 2020. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, another $3.6 million paid in 2020, $1.4 million which becomes due June 20, 2021, and $45.0 million over seven years beginning one year after approval, of which the first payment was made in the first quarter of 2021, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of September 30, 2021 recorded a $66.7 million payment obligation, representing the estimated probability adjusted fair value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of September 30, 2021, we have paid $21.4 million in milestone payments to Alkermes.

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Credit Agreement with MAM Eagle Lender, the amortization of related financing costs, and interest expense on a promissory note with PNC Bank under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) administered by the Small Business Administration (the “SBA”), which has been fully forgiven as of September 30, 2021.

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of September 30, 2021 and 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020
	(amounts in thousands)
Revenue, net	$281	$68

Operating expenses:
Cost of sales	462	540
Research and development	658	1,469
Selling, general and administrative	11,074	13,763
Amortization of intangible assets	644	643
Change in warrant valuation	(6)	(11,182)
Change in contingent consideration valuation	3,829	(17,427)
Total operating expenses	16,661	(12,194)
Operating (loss) income	(16,380)	12,262
Other expense:
Other expense, net	(582)	(577)
Net (loss) income	$(16,962)	$11,685

Revenue, net. For the three months ended September 30, 2021 and 2020, net product revenue was $0.3 million and $0.1 million, respectively, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue is recognized as shipments are made to our 3PL provider. The increase of $0.2 million was attributable to securing additional formulary approvals and generating trial and adoption of ANJESO, as well as increased end-user demand leading to increased purchasing by direct customers.

Cost of Sales. Our cost of sales was $0.5 million for both the three months ended September 30, 2021 and 2020, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. We expensed costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the three months ended September 30, 2021 and 2020 were expensed prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. We expect that over time, product costs in cost of sales will increase as sales increase and inventory associated with the units manufactured prior to FDA approval are sold.

Research and Development. Our research and development expenses were $0.7 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $0.8 million was primarily due to a decrease in personnel costs of $0.5 million as well as a decrease in clinical costs of $0.5 million, which were partially offset by an increase in pre-clinical costs of $0.2 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $11.1 million and $13.8 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $2.7 million was primarily due to decrease in personnel costs of $3.1 million and a decrease in public company and other related costs of $0.2 million, which was partially offset by an increase of $0.5 million as the three months ended September 30, 2020 included reimbursed general and administrative expenses related to the Transition Services Agreement with Recro Pharma, which ended on December 31, 2020.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the three months ended September 30, 2021 and 2020, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life beginning in the first quarter of fiscal 2020.

Change in Warrant Valuation. There was not a material change in warrant valuation for the three months ended September 30, 2021. Our warrant valuation decreased $11.2 million for the three months ended September 30, 2020 due to a decrease in the Black-Scholes values as a result of a decrease in our stock price for the related period.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $3.8 million for the three months ended September 30, 2021 and an decrease in value of $17.4 million for the three months ended September 30, 2020. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The increase in contingent consideration value for the three months ended September 30, 2021 was primarily due to the time value of money as we progress closer to payment of the contingent consideration liability. The decrease in contingent consideration valuation for the three months ended September 30, 2020 was primarily due to the adjusted timing of estimated milestone and royalty payments due to updated forecasts reflecting an estimate of the launch trajectory of ANJESO.

Other Expense, net. Other expense was $0.6 million for each of the three months ended September 30, 2021 and 2020, which was related to the interest expense incurred on our Credit Agreement with MAM Eagle Lender and the amortization of related financing costs.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
	(amounts in thousands)
Revenue, net	$680	$417

Operating expenses:
Cost of sales	1,869	1,190
Research and development	2,623	5,889
Selling, general and administrative	33,770	33,026
Amortization of intangible assets	1,932	1,502
Change in warrant valuation	(47)	2,863
Change in contingent consideration valuation	9,551	14,252
Total operating expenses	49,698	58,722
Operating loss	(49,018)	(58,305)
Other expense:
Other expense, net	(185)	(753)
Net loss	$(49,203)	$(59,058)

Revenue, net. For the nine months ended September 30, 2021 and 2020, net product revenue was $0.7 million and $0.4 million, respectively, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue is recognized as shipments are made to our 3PL provider. The increase of $0.3 million was attributable to securing additional formulary approvals and generating trial and adoptions of ANJESO, as well as increased end-user demand leading to increased purchasing by direct customers.

Cost of Sales. Our cost of sales was $1.9 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO including supply chain and quality costs. Based on our policy, we expense costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the nine months ended September 30, 2021 and 2020 were expensed prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. We expect that over time, product costs in cost of sales will increase as sales increase and inventory associated with the units manufactured prior to FDA approval are sold.

Research and Development. Our research and development expenses were $2.6 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $3.3 million was primarily due to a decrease in personnel costs of $2.6 million, a decrease of $0.8 million in pre-commercialization manufacturing costs for ANJESO and a decrease of $0.1 million in clinical costs. This was partially offset by an increase in pre-clinical costs of $0.2 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $33.8 million and $33.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $0.8 million was primarily a result of the prior period including $1.5 million in reimbursed general and administrative expenses related to the Transition Services Agreement with Recro Pharma, which ended on December 31, 2020. This increase as well as an increase in public company costs of $1.2 million were partially offset by a decrease in personnel expenses of $1.9 million.

Amortization of Intangible Assets. Amortization expense was $1.9 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life beginning in the first quarter of fiscal 2020.

Change in Warrant Valuation. There was not a material change in warrant valuation for the nine months ended September 30, 2021. Our warrant valuation increased $2.9 million for the nine months ended September 30, 2020 due to an increase in the Black-Scholes values as a result of an increase in our stock price for the related period.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $9.6 million for the nine months ended September 30, 2021 as compared to an increase in value of $14.3 million for the nine months ended September 30, 2020. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The increase in contingent consideration value for the nine months ended September 30, 2021 was primarily due to the time value of money and change in interest rates, partially offset by adjusted timing of estimated milestone and royalty payments due to updated forecasts reflecting an estimate of the launch trajectory of ANJESO. The increase in contingent consideration valuation for the nine months ended September 30, 2020 was primarily due to the increase in the probability of success of milestones tied to the FDA approval of ANJESO, partially offset by a decrease due to updated forecasts reflecting an estimate of the launch trajectory in the third quarter of 2020.

Other Expense, net. Other expense for the nine months ended September 30, 2021 was $0.2 million compared to other expense of $0.8 million for the nine months ended September 30, 2020. The change in other expense of $0.6 million was due to the gain on extinguishment of the PPP Loan of $1.5 million upon the approval of our application for forgiveness in the current year, partially offset by an increase of $0.9 million in interest expense and debt issuance cost amortization related to our Credit Agreement with MAM Eagle Lender.

Liquidity and Capital Resources

As of September 30, 2021, we had $24.9 million in cash, cash equivalents and short-term investments.

On May 31, 2021, we closed a registered direct offering of 14,028,520 shares of common stock, or the May Offering, at an offering price of $0.85 per share and warrants to purchase 14,028,520 shares of common stock, or the May Warrants, at an exercise price of $0.90 per share, for net proceeds of $10.9 million. As compensation to H.C. Wainwright & Co., LLC, or the Placement Agent, as placement agent in connection with the May Offering, we agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the May Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase 841,711 shares of common stock (the “May Placement Agent Warrants”) at an exercise price of $1.0625 per share. The May Warrants and May Placement Agent Warrants will be exercisable on the six-month anniversary of the closing date of the May Offering.

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

On May 8, 2020, we entered into a promissory note for $1.5 million under the PPP of the CARES Act administered by the SBA. We have used the loan proceeds for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act and related guidance. Accordingly, this Loan may be partially or fully forgiven if we are deemed to have complied with the provisions of the CARES Act including the use of Loan proceeds for payroll costs, rent, utilities, and other expenses, and at least 60% of the loan proceeds is used for payroll costs as defined by the CARES Act. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender will require us to apply for such treatment in the future. During the nine months ended September 30, 2021, we received a Notice of PPP Forgiveness Payment from the SBA regarding the approval of our application for forgiveness of the PPP Loan of $1,537 and accrued interest. As a result, we recognized a gain on extinguishment of the PPP Loan of $1,553 during the nine months ended September 30, 2021.

On February 13, 2020, we entered into a Sales Agreement with JMP Securities LLC, as sales agent, or the Agent, pursuant to which we may, from time to time, issue and sell shares of our common stock, in an aggregate offering price of up to $25.0 million through the Agent, or the ATM Facility. On May 27, 2021, we voluntarily terminated the ATM Facility with the Agent. During the term of the ATM Facility, we sold an aggregate of 441,967 shares of common stock under the ATM Facility for net proceeds of $3.6 million, none of which were sold in the nine months ended September 30, 2021. The Agent was paid a sales commission of 3% for such sales under the Sales Agreement. The ATM Facility was terminable at will by the Company with no penalty.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of September 30, 2021, we will need to raise additional capital in the next twelve months to continue as a going concern.

We anticipate that our principal uses of cash in the future will be primarily to commercialize ANJESO and to fund our operations, pipeline development activities, working capital needs, capital expenditures and other general corporate purposes.

Sources and Uses of Cash

Cash used in operations was $36.6 million and $29.4 million for the nine months ended September 30, 2021 and 2020, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, gain on extinguishment of debt in the current year, depreciation, amortization, changes in warrant valuations, and changes in fair value of contingent consideration, as well as changes in operating assets and liabilities. The increase in cash used from operations was primarily due to decreases in accounts payable, which was partially offset by a decrease in operating loss.

Cash used in investing activities was $10.2 million for the nine months ended September 30, 2021, which was primarily due to purchases of short-term investments in the current year, partially offset by the maturities of these short-term investments. Cash used in investing activities for the nine months ended September 30, 2020 was $0.3 million, which was primarily due to capital expenditures.

There was $31.3 million of cash provided by financing activities in the nine months ended September 30, 2021 consisting of net proceeds of $27.1 million from registered direct offerings of common stock and warrants and net proceeds of $12.2 million from warrant exercises, partially offset by a payment of contingent consideration of $7.9 million. There was $36.6 million of cash provided by financing activities for the nine months ended September 30, 2020 from net proceeds of the public offering of $23.1 million, net proceeds of $1.5 million from the issuance of the PPP Loan, net proceeds of $8.5 million from the incurrence of long-term debt under the Credit Agreement with MAM Eagle Lender, net proceeds of $3.6 million from our ATM Facility, and net proceeds of $2.5 million from warrant exercises, partially offset by a payment of contingent consideration of $2.5 million.

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

We might use existing cash and cash equivalents on hand, short-term investments, debt, equity financing, sale of assets or out-licensing revenue or a combination thereof to fund our operations or product acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. Our shareholders may experience dilution as a result of the issuance of additional equity or debt securities. This dilution may be significant depending upon the amount of equity or debt securities that we issue and the prices at which we issue any securities.

Contractual Commitments

The table below reflects our contractual commitments as of September 30, 2021:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$10,000	$1,389	$6,667	$1,944	$—
Interest on Debt	3,160	1,372	1,651	137	—

Purchase Obligations (2):	$6,231	$1,616	$388	$21	$—
Operating Leases (3)	1,947	444	576	560	367
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	54,365	—	240	225	—
Alkermes Payments (6)	118,571	6,429	19,286	12,857	—
Employment Agreements (7)	1,317	1,008	309	—	—

Total Contractual Obligations	$195,591	$12,258	$29,117	$15,744	$367

(1)
Debt obligations consist of principal, an exit fee of 2.5% of that principal and interest on the $10.0 million outstanding term loan under our Credit Agreement. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See Note 11 to the Consolidated Financial Statements included in this Quarterly Report.

(2)
These obligations consist of cancelable and non-cancelable purchase commitments related to inventory and other goods or services. The timing of certain purchase commitments cannot be estimated as it is dependent on sales launch trajectory or the outcome of other strategic evaluations. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(d) to the Consolidated Financial Statements included in this Quarterly Report.

(3)
We have become party to certain operating leases for the leased space in Malvern, Pennsylvania, and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented.

(4)
We are party to exclusive licenses with Orion for the development and commercialization of certain pipeline product candidates, under which we may be required to make certain milestone and royalty payments to Orion. See Note 12(a) to the Consolidated Financial Statements included in the Quarterly Report. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets.

(5)
We license the neuromuscular blocking agents, or NMBAs, from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBAs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See 12(a) to the Consolidated Financial Statements included in this Quarterly Report.

(6)
Pursuant to the purchase and sale agreement governing the Alkermes Transaction, we agreed to pay to Alkermes milestone and royalty payments. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of some of these payments because they are in some instances, dependent on the commercial success of the product. In accordance with U.S. GAAP, the fair value of these obligations is recorded as contingent consideration on our Consolidated Balance Sheets. See Note 12(b) to the Consolidated Financial Statements included in this Quarterly Report.

(7)
We have entered into employment agreements with certain of our named executive officers. As of September 30, 2021, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through March 2023. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(e) to the Consolidated Financial Statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Annual Report. In the nine months ended September 30, 2021, there were no significant changes to the application of critical accounting policies previously disclosed in our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to Recro’s motion to dismiss on August 17, 2020. On September 16, 2020, Recro filed a reply in support of the motion to dismiss. On March 1, 2021, Recro’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. A Preliminary Pretrial Conference was held on August 3, 2021. The parties have begun discovery and class certification briefing, which the Court has ordered to be completed by December 30, 2021. All expert and fact discovery must be completed by March 15, 2022. In connection with the Separation, we accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. Recro and we believe that the lawsuit is without merit and intend to vigorously defend against it, unless and until a resolution satisfactory to Recro and us can be achieved. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us. As of September 30, 2021, the Company has recorded a guarantee liability of $635, which represents the present value estimate of our expected obligation related to this matter.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors disclosed in our 2020 Annual Report and Quarterly Reports for the quarters ended March 31, 2021 and June 30, 2021.

If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum closing bid price of $1.00 and satisfy standards relative to minimum shareholders’ equity, minimum market value of publicly held shares and various additional requirements. On June 17, 2021, we received a deficiency letter from the Listing Qualifications Department of Nasdaq, or the Staff, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until December 14, 2021, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and (ii) provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that we will not be eligible for the additional compliance period and our common stock will be subject to delisting. We would then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other Nasdaq listing requirements. If we do not regain compliance with the Nasdaq continuing listing requirements, our common stock will be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021 (File No. 001-39101).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: November 4, 2021	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Richard S. Casten
Richard S. Casten
Chief Financial Officer
(Principal Financial and Accounting Officer)