Form 10-K
period 2021-12-31
Baudax Bio, Inc.
filed 2022-03-16
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021 was $62.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2022, was 6,412,979.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant’s proxy statement for the 2022 annual meeting of shareholders to be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

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
•
our ability to continue as a going concern for the next twelve months;
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
•
our ability to successfully manage the timing, costs and other aspects of the commercialization of ANJESO, including maintaining an acceptable price for and adequate coverage and reimbursement of ANJESO;
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
•
our ability to source materials needed for our drug candidates, optimize formulations for stability and other characteristics;
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
•
the volatility of capital markets and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war;
•
our ability to operate under increased leverage and associated lending covenants; to pay existing required interest and principal amortization payments when due; and/or to obtain acceptable refinancing alternatives; and
•
our expectations regarding the impact of the ongoing COVID-19 pandemic including, but not limited to, the emergence of variants of the virus, the availability of vaccines for COVID-19 and peoples' willingness to avail themselves of such vaccines, the expected duration of disruption and immediate and long-term delays, disruption in the commercialization of ANJESO, our ability to access hospital systems and formulary committees, manufacturing and supply chain interruptions, including but not limited to manufacturing components and raw materials, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

In mid-2020, we launched our first commercial product, ANJESO, in the United States. ANJESO is the first and only 24-hour, intravenous, or IV, analgesic agent. ANJESO is a cyclooxygenase-2, or COX-2, preferential, non-steroidal anti-inflammatory, or NSAID, for the management of moderate to severe pain, which can be administered alone or in combination with other non-NSAID analgesics. We have successfully completed three Phase III clinical trials, including two pivotal efficacy trials, a large double-blind Phase III safety trial and two Phase IIIb studies evaluating ANJESO clinical safety and efficacy along with its health economic impacts in specific surgical settings. We continue to evaluate strategic partnerships to commercialize ANJESO outside of the United States.

We utilize our internal sales team and collaborate with contracted third parties, to market ANJESO to health care professionals at called-on institutions for the commercialization of ANJESO in the United States. The Centers for Medicare and Medicaid Services, or CMS, established a unique J-code for ANJESO in the fourth quarter of 2020. ANJESO has transitional pass-through status under traditional Medicare plans for a period of 3 years. We have also entered into agreements with leading group purchasing organizations in the U.S., including Vizient Inc., Premier Inc. and HealthTrust, as well as one of the top three integrated delivery networks that serves over twelve million patients nationwide, for availability of ANJESO to their member institutions. In September 2021, we signed an agreement for terms of availability with a leading operator of surgical facilities and ancillary services nationally, with over 150 locations nationwide, which became effective October 1, 2021. In addition, ANJESO is currently approved for use within the Department of Veterans Affairs, the Department of Defense, Indian Health Service, 340B covered entities, and multiple state Medicaid programs.

We have seen continued growth of ANJESO through deepening usage at existing accounts, as well as through the addition of new accounts in the quarter, which contributed to the fourth quarter being our best quarter since launch. The number of vials sold to end-users increased 32% in the fourth quarter of 2021 versus the third quarter of 2021. The number of vials sold to ambulatory surgical centers increased 45% during the same time period. The average quarterly orders per account increased over 23% in the fourth quarter of 2021 versus the third quarter of 2021 and the re-order rate grew to nearly 70% with a deepening usage pattern.

Our pipeline also includes other clinical and early-stage product candidates, including two novel neuromuscular blocking agents, or NMBs, and a related proprietary chemical reversal agent.

Products and Pipeline

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

Our near-term goals include:

•
Successful commercialization of ANJESO. We will continue to establish ANJESO as the therapeutic option of choice within patient populations where its clinical attributes support favored usage across a wide range of surgical procedures. In addition, we will continue to expand ANJESO awareness and access through targeted promotion and contractual agreements with large regional and national health systems, ambulatory surgery networks, and federal markets, while broadening uptake in community-based healthcare facilities.
•
Leveraging our development experience to progress our other pipeline product candidates. Our early-stage product pipeline includes proprietary product candidates for use in anesthesia (neuromuscular blockade and reversal agents). Our goal is to leverage our drug development expertise to develop these product candidates for use in hospital and acute care settings.
•
Pursuing the license or acquisition of additional products. We are seeking in-license or acquisition opportunities to add commercial or near-commercial products to our portfolio. We have established sales management, marketing and reimbursement functions for the commercialization of ANJESO in the United States and we believe we can utilize this infrastructure for the successful commercialization of acquired assets or licensed products.

Our Lead Product - ANJESO

ANJESO is a once a day, preferential COX-2 inhibitor that possesses analgesic, anti-inflammatory, and antipyretic activities. This proprietary injectable form of IV meloxicam, utilizes NanoCrystal® technology, increases overall drug solubility that provides a faster onset of action of meloxicam and provides a rapid treatment of acute pain, which lasts for approximately 24 hours.

Post-Operative Pain Market

Based upon information from the National Center for Health Statistics, it is estimated that there are over 100 million surgeries performed in the United States each year. Of these surgeries, we believe at least 50 million procedures require post-operative pain medications. Additionally, despite efforts to improve the provision of perioperative analgesia, the proportion of patients reporting moderate to severe pain after surgery has remained constant over the past decade.

While opioids provide effective analgesia for post-operative pain, their use is increasingly limited due to the known side effects of nausea, vomiting, constipation, respiratory depression, the development of tolerance and the potential for impact on addiction, misuse and abuse. Due to the potential for abuse, opioids are regulated as controlled substances and are listed on Schedule II and III by the U.S. Drug Enforcement Agency, or DEA. U.S. data from April 2020 to April 2021 revealed that more than 100,000 people died of a drug overdose in the United States; the highest number ever recorded in a one-year span. In the acute care setting, and according to the Joint Commission Sentinel Event Alert on the Safe Use of Opioids in Hospitals, opioid analgesics rank among the drugs most frequently associated with adverse drug events. As a result of the addictive potential and side effects, pain sufferers tend to limit their use of opioids, resulting in as many as 40% of post-operative patients reporting inadequate pain relief. This can reduce the quality of life for individuals and, according to an August 2012 article in the Journal of Pain, creates an economic burden estimated to be at least $560 to $635 billion a year in medical costs and lost productivity.

Efforts to improve pain control with multimodal analgesia are being recommended by many medical societies as a way to decrease opioid-related morbidity and mortality. Multimodal analgesia, or MMA, refers to the use of two or more drugs or nonpharmacologic interventions with differing mechanisms. Its use has been demonstrated to limit the amount of opioids consumed and provide more effective pain control than opioids alone. Effective MMA may further lessen the cost burden and personal toll of opioid-centric regimens. According to a 2021 article in Journal of Patient Safety, opioid related adverse events were associated with 32% higher cost of hospitalization, 45% longer postoperative length of stay, 36% lower odds of discharge home and 2.2 times the odds of death.

We believe that ANJESO offers an attractive alternative for relief of moderate to severe pain without the risks associated with opioids. We also believe it can be an important part of an MMA approach for patients in the post-operative setting, as well as a growing group of pain specialists using ANJESO for pain management for other types of medical procedures, such as radio-frequency ablations. Accordingly, we believe that physicians, hospitals and third-party payers, including Integrated Delivery Systems (IDNs), Medicare and Medicaid, are interested in new non-opioid pain therapies that provide effective post-operative pain relief without the adverse issues associated with opioids.

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

Commercial Strategy

On February 20, 2020, we announced the FDA approved the NDA for ANJESO, which is indicated in adults for the management of moderate to severe pain, alone or in combination with other non-NSAID analgesics.

We believe that ANJESO may have a positive value proposition for many patients based on our clinical data. Based on our market research, the characteristics leading to a strong value proposition include the following: (1) reduces opioid consumption, (2) permits ambulatory surgical centers to perform more complex procedures and discharge patients on the same day, and (3) allows hospitals to safely speed up patient flow and discharges; reduces rate of inpatient admissions and/or length of stay.

Our efforts to successfully commercialize ANJESO have been impacted and may continue to be impacted by the COVID-19 pandemic. Hospitals have reduced elective surgeries, and in many cases slowed the adoption of new therapeutics, . In addition, COVID-19 has, in many cases, impacted revenue for hospitals, caused a reduction in hospital staffing, lead to a diversion in resources from other normal activities to patients suffering from COVID-19 and caused a limitation in hospital access for nonpatients, including our sales professionals, which we believe impacts our marketing and commercialization efforts.

Despite the COVID-19 challenges on our commercialization efforts, we have generated commercial experience with ANJESO at settings that have an appetite to use newer therapies and or to use a product with ANJESO's unique profile. We initially targeted approximately 1,500 hospitals and associated hospital outpatient departments, or HOPDs, and 600 ambulatory surgical centers, or ASCs, which together represented approximately 12.6 million patients across all settings of care. We refocused our efforts in November 2020 due to the challenges further presented by the COVID-19 pandemic and our current customer facing commercial team, which includes approximately 47 individuals in roles ranging from sales, sales management, key account management, health economics, and federal channel access. In the second half of 2021 we launched a Health Economics and Outcomes team staffed by former hospital pharmacy directors with a focus on communicating the economic value story of ANJESO to our customers and accelerating the formulary approval process. We have used contracted telesales teams that expand our customer outreach to target hospitals and ASCs. We also have a medical affairs team who support more complex communications and answer off label questions. In addition, they manage relationships with key thought leaders and stakeholders.

We believe this focused approach will help educate health care professionals, support formulary review processes and continue to generate usage and adoption. We believe it is important to continue to educate surgeons (e.g., orthopedic, colorectal and general) and anesthesiologists that practice at multiple settings of care within the acute care market, including ASCs and HOPDs (hospital outpatient surgery centers). We have targeted ASCs and hospitals which appear to have lower barriers to adoption and have incorporated ANJESO into some of their post-operative pain management protocols. Success-to-date in commercializing ANJESO with ASC’s has led to increased adoption of ANJESO in hospital outpatient settings and we believe will ultimately translate to uptake in hospital inpatient settings.

Clinical Development

Multiple clinical trials have been conducted to evaluate the safety, pharmacokinetics and analgesic effect of injectable meloxicam. Based on the results of these trials, we believe injectable meloxicam has the potential to be a potent analgesic used in the management of moderate to severe pain. Injectable meloxicam has successfully completed two pivotal Phase III clinical trials, a large double-blind Phase III safety trial as well as four Phase II trials and additional pharmacokinetics/safety studies. Overall, we enrolled a total of approximately 1,500 patients in our Phase II/III programs. In addition, we have evaluated the results of injectable meloxicam in Phase IIIb clinical trials in colorectal surgery patients and orthopedic surgery patients; these trials were completed in 2019. Per the Pediatric Study Plan Agreement with FDA, two clinical trials will be conducted in the pediatric population. These trials are planned to begin enrollment in the first half of 2022, after appropriate regulatory and institutional review board, or IRB, review is complete.

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

In patients aged 65 and over, the percentage of patients reporting at least one AE was approximately 7% less in the injectable meloxicam 30mg treatment arm compared to the placebo arm. The total occurrence of patients with at least one SAE was observed to be lower in the injectable meloxicam 30mg group, 2.6%, than in the placebo group, 5.5%. In this safety study only two SAE events were listed as possibly related to study treatment. Both of these SAEs occurred in one placebo treated patient. No deaths were reported in either treatment group. Approximately 3% of patients in each study group discontinued.

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

Our Other Pipeline Candidates

While our current priority is the commercialization of ANJESO, our pipeline includes other clinical and early-stage product candidates including intermediate and short-acting NMBs and accompanying reversal agents that we are developing for use in hospital or related settings. We are actively pursuing out licensing opportunities for Dex-IN, a proprietary intranasal formulation of dexmedetomidine, or Dex, an alpha-2 adrenergic agonist that we are evaluating for possible partnering.

NMBs

Neuromuscular blocking agents are used as muscle paralyzing agents to facilitate intubation and provide skeletal muscle relaxation during surgery or mechanical ventilation. We are developing an intermediate-acting NMB, BX1000, an ultrashort-acting NMB, BX2000, and a reversal agent specific to our NMBs. The table below summarizes the predicted onset and duration of activity for each NMB based on currently available data, as well as the development status of each NMB:

Compound	Onset Time	Duration of Activity	Status
BX1000	Rapid	Intermediate acting	Phase II in 2022
BX2000	Rapid	Ultra-short acting	Phase I in 2022

In animal models, the proprietary reversal agent acts quickly by chemical reaction to reverse the neuromuscular blockade. We believe that the NMBs can reduce the time required for induction of anesthesia and the reversal agent can reduce the time needed to recover from a NMB dosing post-procedure, while potentially enhancing patient safety and resulting in cost savings for the hospital or other provider.

We have a worldwide, exclusive license to the NMBs and the related reversal agent from Cornell University.

We have completed a Phase I study in 2021 with BX1000 which evaluated its safety profile when administered with Total Intravenous Anesthesia, as well as the dose response of neuromuscular blockade. We completed a dose-escalation study evaluating BX1000 in a total of 58 healthy volunteers who had already undergone endotracheal intubation while under general anesthesia. After intubation, subjects received a single IV bolus dose of BX1000 and were monitored for neuromuscular blockade and for any changes in vital signs or the presence of adverse events. BX1000 dose-escalations were continued until prespecified effects were observed. BX1000 was generally well tolerated through the dosing range tested. Muscle paralysis was rapidly achieved along with complete spontaneous recovery. We will submit the study report to FDA early in 2022. We are also finalizing plans to proceed to the next study in surgical patients that is expected to commence in the first half of 2022.

We filed an IND for BX2000 in order to conduct a first-in-human clinical trial. We conducted an additional toxicology study requested by FDA in 2021 and in March 2022, FDA notified us that we could proceed with initiation of a dose-escalation study in healthy volunteers.

BX3000 was designed to induce chemical cleaving of BX1000 and BX2000, resulting in the rapid inactivation of those molecules and thus quickly reversing neuromuscular blockade. We expect to start the clinical program for BX3000 in late 2022 or early 2023.

Dex-IN

Dexmedetomidine, or Dex, is a selective alpha-2 adrenergic agonist that has demonstrated sedative, analgesic and anxiolytic properties. Dex has an extensive commercial history of safe injectable use. We have formulated Dex-IN, a proprietary intranasal formulation of Dex, at a significantly lower dose (approximately as low as 1/10th) than the currently recommended injectable dosage levels used for clinical sedation. Based upon our lower dose, we have seen minimal sedation to date in our clinical trials while still demonstrating an analgesic effect.

We are actively pursuing out licensing opportunities for Dex-IN.

Intellectual Property

We own patents and patent applications for injectable meloxicam, that cover pharmaceutical compositions, including compositions produced using NanoCrystal® technology, method of making injectable meloxicam and method of treating pain with injectable meloxicam. These issued patents expire between 2022 and 2039 in the United States, and the pending applications, if issued, would expire between 2030 and 2039. We also exclusively license from Alkermes, on a perpetual, royalty-free basis, composition and methods of making patents, and patent applications directed to the prevention of flake like aggregates to manufacture and commercialize IV, intramuscular or parenteral meloxicam, which begin to expire in 2030.

We license the patents and other intellectual property covering the NMBs and the related reversal agent and related methods of use under a worldwide, exclusive, sublicensable, royalty-bearing license from Cornell. The issued patents and pending patent applications, if issued, expire between 2027 and 2041, subject to any applicable disclaimers or extension. Under the license agreement, we are obligated to pay Cornell (i) an annual license maintenance fee payment which ranges from $15,000 to $125,000 until the first commercial sale of a licensed compound; (ii) milestone payments upon the achievement of certain milestones, up to a maximum, for each NMB, of $5 million for U.S. regulatory approval and commercialization milestones and $3 million for European regulatory approval and commercialization milestones; and (iii) royalties on net sales of the NMBs and the related reversal agent at rates ranging from low to mid-single digits, depending on the applicable licensed compound and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount of $150,000 to $250,000 that increases to between $150,000 to $500,000 after the fourth year of sales. In addition, we will reimburse Cornell for past and ongoing patent costs related to prosecution and maintenance of the patents related to the licensed compounds. The license agreement is terminable by us at any time upon 90 days’ written notice and by Cornell upon our material breach, subject to a cure period, and upon our filing any claim asserting the invalidity of any of Cornell’s licensed patent rights. The royalty term for each licensed compound expires, on a country-by-country basis, on the later of (i) the expiration date of the longest-lived licensed patent, (ii) the expiration of any granted statutory period of marketing exclusivity, or (iii) the first commercial sale of a generic equivalent of the applicable licensed compound. On the last to expire royalty term the license agreement will automatically convert to a royalty-free nonexclusive license.

We own patents and patent applications directed to the analgesia indication, formulations and intranasal methods of use of Dex, in the United States and certain major foreign markets. Several patents have issued outside the United States for transmucosal methods, and the resulting patent protection will last into 2030, subject to any disclaimers or extensions. In addition, patents related to intranasal methods has issued in the United States and certain major foreign markets, and the resulting patent protection will last into 2032, subject to any disclaimers or extensions.

We are party to an exclusive license with Orion for the development and commercialization of Dex for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey, and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. We have the right to sublicense the rights under such license at any time. We are required to pay Orion lump sum payments in an aggregate amount of €20.5 million ($23.2 million) on the achievement of certain developmental milestones and upon the achievement of certain commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels.

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

Sales and Marketing

We believe the target audience for ANJESO and our product candidates is specialty physicians, including surgeons, anesthesiologists and pain specialists. Our management team has experience building and launching therapeutics to specialty physicians, including hospital and related settings. As this target audience is only a portion of all physicians, we believe we have the capabilities to maintain and develop the sales and marketing infrastructure established and effectively market ANJESO and our product candidates. We are also seeking in-license or acquisition opportunities to add commercial or near-commercial products to our portfolio. We have established sales management, account management, market access, marketing and health economic outcomes functions for the commercialization of ANJESO in the United States and we believe we can utilize this infrastructure for the successful commercialization of an acquired or licensed product.

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

In the post-operative pain relief setting, we believe patients are prescribed injectable acetaminophen, NSAIDs, sodium channel blockers and opioids, depending on the severity of pain. Specifically, acetaminophen, NSAIDs and sodium channel blockers, we believe, are prescribed for mild to moderate pain relief, whereas we believe opioids are prescribed for moderate to severe pain relief. While we compete with all of these compounds in the post-operative pain setting, ANJESO is prescribed for moderate to severe pain, also competing with opioids and other non-opioid pain treatments. There are a number of pharmaceutical companies that currently market and or manufacture therapeutics in the pain relief area, including Johnson & Johnson, Mallinckrodt plc, Pacira Pharmaceuticals, Inc., Cumberland Pharmaceuticals, Inc., AcelRx Pharmaceuticals, Inc., Trevena, Inc., Heron Therapeutics, Inc., and Innocoll Holdings plc. Mallinckrodt commercializes an injectable formulation of acetaminophen which is now available generically by many manufacturers, including Sandoz. Pacira and Heron commercialize intraoperative formulations of bupivacaine, a sodium channel blocker, that is injected or instilled at the surgical site. Additionally, companies such as Adynxx, Inc., Sandoz AG, Avenue Therapeutics, Inc., and Neumentum Inc. have developed or are currently developing post-operative pain therapeutics that could compete with ANJESO in the future.

Manufacturing

We currently rely on contract manufacturers located in Europe to produce commercial supplies of ANJESO drug product as well as for our clinical studies with respect to our product candidates under current Good Manufacturing Practices, or cGMP, with oversight by our internal managers. We currently rely on a single manufacturer for commercial supply of ANJESO and for the clinical supplies of our drug product for each of our product candidates and do not currently have agreements in place for redundant supply or a second source for any of our product candidates. We have identified other potential drug product manufacturers that could satisfy our clinical and commercial requirements, but this would require significant expense and could produce a significant delay in setting up the facility and moving equipment. Additionally, should a supplier or a manufacturer on whom we rely on to produce ANJESO or a product candidate provide us with a faulty product or a product that is later recalled, we would likely experience significant delays and additional costs.

ANJESO

Alkermes, located in Ireland, is currently our exclusive supplier of bulk injectable meloxicam. Pursuant to a Development, Manufacturing and Supply Agreement, or Supply Agreement with our subsidiary, Baudax Bio Limited, Alkermes (through a subsidiary), provides clinical and commercial bulk supplies of injectable meloxicam formulation. During the term of the Supply Agreement, we will purchase our clinical and commercial supplies of bulk injectable meloxicam formulation exclusively from Alkermes. The Supply Agreement has an initial term expiring on March 31, 2030. The Supply Agreement will then automatically renew for successive one-year terms unless terminated by either party upon written notice at least 180 days prior to the expiration of the applicable term.

Patheon, located in Italy, provides sterile fill-finish of injectable meloxicam drug product pursuant to a Master Manufacturing Services Agreement and Product Agreement, collectively the Patheon Agreements, at its Monza, Italy manufacturing site. We have agreed to purchase a certain percentage of our annual requirements of finished injectable meloxicam from Patheon during the term of the Patheon Agreements. The current term of the Patheon Agreements will expire on January 31, 2022 and will automatically renew thereafter for successive two-year periods unless terminated by either party upon written notice.

NMBs

We have successfully sourced the manufacturing of the NMBs and reversing agent at contract manufacturers for use in pre-clinical studies and early clinical trials for these product candidates.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials of our product candidates and commercial sales and distribution of any product for which we obtain regulatory approval outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing or distribution, would apply to any product that is approved outside the United States.

For example, in the European Union, we may submit applications for marketing authorizations either under a centralized, decentralized, or mutual recognition marketing authorization procedure. The centralized procedure provides for the grant of a single marketing authorization for a medicinal product by the European Commission on the basis of a positive opinion by the European Medicines Agency, or the EMA. A centralized marketing authorization is valid for all European Union member states and three of the four European Free Trade Association, or EFTA, States (Iceland, Liechtenstein and Norway). The decentralized procedure and the mutual recognition procedure apply between European Union member states. The decentralized marketing authorization procedure involves the submission of an application for marketing authorization to the competent authority of all European Union member states in which the product is to be marketed. One national competent authority, selected by the applicant, assesses the application for marketing authorization. The competent authorities of the other European Union member states are subsequently required to grant marketing authorization for their territory on the basis of this assessment, except where grounds of potential serious risk to public health require this authorization to be refused. The mutual recognition procedure provides for mutual recognition of marketing authorizations delivered by the national competent authorities of European Union member states by the competent authorities of other European Union member states. The holder of a national marketing authorization may submit an application to the competent authority of a European Union member state requesting that this authority recognize the marketing authorization delivered by the competent authority of another European Union member state for the same medicinal product.

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

Formulary Approvals and Third-Party Payer Coverage and Reimbursement

In both the United States and foreign markets, our ability to commercialize our product candidates successfully, and to attract commercialization partners for our product candidates, depends in significant part on the availability of institutional formulary approvals and on adequate financial coverage and reimbursement from third-party payers, including, in the United States. These payers include CMS, the federal program that runs the Medicare program, and monitors the Medicaid programs offered by each state, as well as national and regional commercial plans. Medicare is a federally funded program managed by CMS through local Medicare Administrative Contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly, disabled and other individuals with certain conditions. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each government or commercial plan has its own process and standards for determining whether it will cover and reimburse a procedure or particular product and how much it will pay for that procedure or product. Commercial plans often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually an essential component of successfully launching a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Reimbursement can be subject to challenge, reduction or denial by government and other commercial plans.

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

Payers also are increasingly changing the metrics for reimbursement rates, such as basing payment on average sales price, or ASP, AMP, and wholesale acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payers to cover any products.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms.

Among the provisions of the Affordable Care Act that have been implemented since enactment and are of importance to the commercialization of our product and product candidates, if approved, are the following:

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2021. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

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
•
state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and
•
the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

Facilities

Our principal executive offices are located at 490 Lapp Road, Malvern, PA 19355, where we occupy approximately 22,313 square feet of leased laboratory and office space pursuant to an eleven-year lease, which expires on December 31, 2027. We also lease a 4,145 square foot office space in Dublin, Ireland pursuant to a short-term lease.

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

We have implemented COVID-19 policies at our corporate office designed to ensure the safety and well-being of all employees, and continue to adapt such policies in connection with evolving local and federal government regulations. Some of our employees continue to work from home or from field territory locations, and we have implemented additional safety measures for employees continuing critical on-site work. To reduce risk and promote the safety of our workplace, all of our employees have been encouraged to receive COVID-19 vaccinations and boosters.

As of December 31, 2021, we had 80 full-time employees. Of these employees, 15 hold Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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
•
We have incurred significant indebtedness, which could adversely affect our business.
•
The COVID-19 pandemic has materially and adversely affected, and may continue to materially and adversely affect our financial results.
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
•
We rely exclusively on third-party manufacturers and suppliers to produce injectable meloxicam and fill-finish supplies for ANJESO.
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
•
If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise funding.

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

Our business has incurred operating losses due to costs incurred in connection with our research and development activities, general and administrative expenses, and commercialization expenses associated with our operations. Our net losses for the years ended December 31, 2021 and 2020 were $19.8 million and $76.1 million, respectively.

We expect to continue to incur substantial and increased expenses as we continue to pursue full commercialization of ANJESO, expand our research and development activities and advance our clinical programs for our product candidates. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. Our ability to generate future revenues depends heavily on our success in:

•
commercializing ANJESO;
•
maintaining a sufficient commercial organization capable of sales, marketing and distribution for ANJESO or an acquired or in-licensed new product;
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

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2021, we had an accumulated deficit of $132.1 million, cash and cash equivalents of $15.9 million and current liabilities of $15.6 million. Based on available resources, we believe that our cash and cash equivalents on hand, consisting of funds raised by financing activities in the year ended December 31, 2021 are sufficient to fund our currently anticipated operating and capital requirements through the first half of 2022, however, our current capital resources are not sufficient to support our planned operations for the next twelve months from the date of the financial statements included in this report.

We did not become a revenue-generating company until the second quarter of 2020, following the commercial launch of ANJESO. We expect our expenses relating to the commercialization of ANJESO, including those related to personnel, marketing and selling, to continue to increase. We expect to continue to incur losses for the foreseeable future as we continue our efforts to commercialize ANJESO and develop our other current and future product candidates. We have also incurred significant indebtedness. As of December 31, 2021, we had an outstanding balance of $10 million under our credit facility with MAM Eagle Lender. These factors, individually and collectively, raise substantial doubt about our ability to continue as a going concern, and therefore, could materially limit our ability to raise additional funds through an issuance of debt or equity securities or otherwise.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected. In addition, the impact of the ongoing COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2021 contain an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2021 includes an explanatory paragraph stating that we have incurred recurring losses and negative cash flows and have an accumulated deficit of $132.1 million as of December 31, 2021 that raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all our commercialization efforts for ANJESO. Accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

As of December 31, 2021, our cash and cash equivalents were approximately $15.9 million.

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

As of December 31, 2021, we had an outstanding balance of $10 million under our credit agreement with MAM Eagle Lender. Our indebtedness could have important consequences to our shareholders. For example, it:

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

The impact of the ongoing COVID-19 pandemic has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The economic impact of the COVID-19 pandemic has materially and adversely impacted our business and may continue to adversely affect us. Our business performance was significantly impacted by COVID-19 during the 2021 fiscal year, and we continue to expect to see challenges while the pandemic persists and potentially thereafter. In particular, hospitals in certain geographical regions have reduced and diverted staffing, diverted resources to patients suffering from the infectious disease and limited hospital access for non-patients, including our sales professionals. In addition, travel restrictions due to COVID-19 have impacted our sales professionals’ ability to travel to hospitals. These circumstances have negatively impacted the ability of our sales professionals to effectively market to hospital pharmacists and formulary committees, which has impacted our commercialization of ANJESO. In addition, the spread of COVID-19 has had, and may continue to have, an impact on the number or patients suffering from post-surgical pain, as hospitals cancel elective surgeries and patients postpone these procedures due to COVID-19 concerns, which may reduce demand for ANJESO and negatively impact our ability to successfully commercialize ANJESO. Despite the distribution of COVID-19 vaccines, new and occasionally more virulent variants of the virus that causes COVID-19, including the Delta and Omicron variants, have emerged and there is significant uncertainty as to how these variants will prolong the effects of the pandemic and continue to harm our business and operations.

COVID-19 has and will continue to have an impact on ports and trade globally. A significant number of pharmaceutical suppliers, vendors, distributors and manufacturing facilities have been materially and adversely affected by the pandemic due to supply chain issues, travel restrictions and workforce reductions. We currently rely on Alkermes and Patheon UK Limited, or Patheon, for supply of ANJESO from locations in Ireland and Italy. There is a risk that supplies of ANJESO may be significantly delayed or may become unavailable as a result of COVID-19 and the resulting impact on Alkermes’ and Patheon’s labor force and operations, including as a result of governmental restrictions on business operations and the movement of people and goods in an effort to curtail the spread of the virus. There can be no assurance that we would be able to timely implement any mitigation plans. Disruptions in our supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact our ability to supply and sell ANJESO.

While the potential long-term economic impact of the COVID-19 virus and the efforts to mitigate it may be difficult to assess or predict, COVID-19 pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital, thereby negatively affecting our liquidity. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted. Given the rapid and evolving nature of the COVID-19 virus, including emerging virulent variants of the virus, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted.

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
•
our ability to obtain formulary approvals; and
•
consolidation among healthcare providers, which increases the impact of the loss of any relationship.

If ANJESO does not achieve an adequate level of acceptance by physicians, patients, pharmacy and therapeutics committees, health care payers and hospital formularies, we may not generate sufficient revenue and we may not become profitable.

ANJESO may cause adverse events or other safety concerns or have other properties that could limit the scope of market acceptance.

Our commercialization of ANJESO could be adversely impacted by adverse events, or AEs, including serious adverse events, or SAEs, or other safety concerns with its use. Further, even though ANJESO has already received regulatory approval in the United States, if it is shown to cause serious or unexpected adverse events, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw their approval of ANJESO or impose restrictions on its distribution;
•
regulatory authorities may interrupt, delay, or halt clinical trials we are conducting or may conduct;
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

Manufacturing issues may arise that could increase product costs or delay successful commercialization of ANJESO.

As ANJESO is manufactured and we conduct required stability testing, issues may arise involving product-packaging and third-party equipment malfunctions. These issues may require refinement or resolution in order to continue with commercial scale manufacturing of ANJESO. In addition, quality issues may arise during the commercial manufacturing processes. Any issues in ANJESO manufacturing could result in increased scrutiny by regulatory authorities, increases in our operating expenses, or failure to maintain approval for ANJESO.

We currently rely on Alkermes, located in Ireland, as our exclusive supplier of bulk injectable meloxicam and Patheon, located in Italy, for sterile fill-finish of injectable meloxicam drug product for ANJESO. There is a risk that supplies may be significantly delayed by or may become unavailable as a result of manufacturing, equipment, process, or business-related issues affecting either Alkermes or Patheon. We may also face additional manufacturing and supply-chain risks due to the COVID-19 pandemic. Although we have not experienced manufacturing issued caused by the COVID-19 pandemic, there can be no assurance that operations could not be impacted in the future.

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

If we are unable to identify a strategic partner with appropriate sales and marketing capabilities to sell ANJESO in markets outside of the United States, if approved in these markets, and enter into a strategic partnership on commercially acceptable terms with such partner, we may be unable to generate sufficient revenue from ANJESO to achieve profitability.

To date, we have not entered into any strategic partnerships for ANJESO; however, we may enter into a strategic partnership to commercialize ANJESO outside of the United States, if approved in a foreign jurisdiction. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time-consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. In addition, our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of ANJESO or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of ANJESO to healthcare professionals in geographic regions that are not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize ANJESO, our ability to generate revenues from ANJESO will be adversely affected.

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

There are a number of pharmaceutical companies that currently market and/or manufacture therapeutics in the pain relief area, including Johnson & Johnson, Mallinckrodt plc, Pacira Pharmaceuticals, Inc., AcelRx Pharmaceuticals, Inc., Trevena, Inc., Heron Therapeutics, Inc., and Innocoll Holdings plc. Mallinckrodt commercializes an injectable formulation of acetaminophen which is now available generically by many manufacturers, including Sandoz. Pacira commercializes an intraoperative formulation of bupivacaine, a sodium channel blocker, that is injected or instilled at the surgical site. Additionally, companies such as Adynxx, Inc., Durect Corporation, Sandoz AG, Avenue Therapeutics, Inc., and Neumentum Inc. are currently developing post-operative pain therapeutics that could compete with ANJESO in the future.

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

In addition, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the US and China or escalation in conflict between Russia and Ukraine, including any sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which would negatively affect our ability to attain or sustain profitability.

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
•
state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and
•
the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologicals and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increases the possibility that a healthcare or pharmaceutical company may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance. In addition, the complex framework of laws and regulations at the federal and state level are subject to change, which could lead to non-compliance or additional costs in updating our compliance mechanism to reflect these changes. For example, several states have enacted laws or regulations affecting or restricting payments that pharmaceutical manufacturers or distributors can make to physicians and other drug prescribers. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting requirements if we become subject to a corporate integrity agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to the same criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity in addition to the aforementioned potential regulatory actions. The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize ANJESO and generate revenues which would have a material adverse effect on our business, financial condition and results of operations.

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

We will also be liable for errors associated with our submission of pricing data or failure to timely submit data, including retroactive rebates, the potential for 340B program refunds, termination of our Medicaid drug rebate agreement, and significant monetary penalties. Additionally, we may face significant civil monetary penalties for knowingly and intentionally charging a 340B covered entity more than the 340B ceiling price.

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The CARES Act which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2021. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for ANJESO and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize ANJESO.

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

Further, the pharmaceutical industry has in recent years been the subject of significant publicity regarding the pricing of pharmaceutical products, including publicity and pressure resulting from prices charged by pharmaceutical companies for new products as well as price increases by pharmaceutical companies on older products that the public has deemed excessive. Any downward pricing pressure on the price of ANJESO arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition. As a result, pharmaceutical product prices have been the focus of increased scrutiny by the government, including certain state attorneys general, members of Congress and the United States Department of Justice. Decreases in health care reimbursements or prices of ANJESO could limit our ability to successfully commercialize ANJESO or decrease our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

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
political unrest, terrorism and war;
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

We cannot be certain that our product candidates will receive regulatory approval. Our revenue is dependent, to a significant extent, upon the size of the markets in the territories for which we have gained regulatory approval of ANJESO and will be dependent on the size of the market in the territories for which we require regulatory approval of our product candidates. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

Our product candidates may cause adverse events or other safety concerns or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

AEs caused by our product candidates could cause us, reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. Clinical studies conducted with our product candidates have generated some AEs, and in some cases SAEs, as those terms are defined by the FDA in its regulations, and AEs or SAEs could be generated during our ongoing and future clinical trials. Our ability to obtain regulatory approval for our product candidates may be adversely impacted by these AEs, SAEs or other safety concerns.

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
•
delays by our contract manufacturers to produce and deliver a sufficient supply of clinical trial materials; or
•
issues related to the ongoing COVID-19 pandemic.

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

We may be subject to litigation or government investigations. These may include claims, lawsuits, and proceedings involving securities laws, fraud and abuse, healthcare compliance, product liability, labor and employment, wage and hour, commercial and other matters. For example, on May 31, 2018, the Securities Litigation was filed against Recro and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) and purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The second amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to Recro’s motion to dismiss on August 17, 2020. On September 16, 2020, Recro filed a reply in support of the motion to dismiss. On March 1, 2021, Recro’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which must conclude by March 15, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. Recro filed an opposition to the plaintiff’s motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. Motions for summary judgment must be filed by April 15, 2022. See “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K.

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

Once we received FDA approval of ANJESO, we increased the size of our managerial, operational, sales, marketing, financial and other resources as we prepared for the commercialization of ANJESO and development of our other product candidates. Our efforts to commercialize ANJESO were severely impacted by the COVID-19 pandemic. Hospitals reduced elective surgeries, and many have still not yet returned to their prior number of surgeries before the COVID-19 outbreak, which has caused, and likely will continue to result in a decreased demand for ANJESO. COVID-19 also impacted revenue for hospitals, reduced staffing, diverted resources from other normal activities to patients suffering from COVID-19 and limited hospital access for nonpatients, including our sales professionals, which we believe has impacting our marketing and commercialization efforts. As a result of the negative impacts of the COVID-19 pandemic on our commercialization efforts, in November 2020 we implemented a restructuring initiative, which included a reduction of workforce of approximately 40 positions. We cannot guarantee that we will not need to undergo additional corporate restructuring in response to the ongoing pandemic.

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

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments are excluded from our insurance coverage or exceed our insurance coverage, could adversely affect our results of operations and business. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

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

There can be no assurance that our pending patent applications will result in issued patents. We own patents and patent applications for injectable meloxicam that cover pharmaceutical compositions, including compositions produced using NanoCrystal® technology, methods of making ANJESO and methods of treating pain with ANJESO. These issued patents expire between 2022 and 2039 in the United States. We also exclusively in-license from Alkermes to manufacture and commercialize IV, intramuscular and parenteral meloxicam, on a perpetual royalty-free basis, patents and applications that are directed to methods of reducing flake-like aggregates in injectable nanoparticulate active agent compositions, and directed to injectable nanoparticulate active agent compositions produced by methods for reducing flake-like aggregates, which begin to expire in 2030, and an application directed to injectable, nanoparticulate meloxicam compositions containing flake-like aggregation reducing agents, which, if issued, would expire in 2030 in the field of manufacturing and commercializing IV, intramuscular and parenteral meloxicam. As of February 1, 2022, we own nine issued U.S. patents and four U.S. pending patent applications, and over 55 issued foreign patents (including European validation countries) and 25 pending foreign applications related to meloxicam, ANJESO, formulations of meloxicam, and methods of using meloxicam, which expire or would expire (if issued) between 2022 and 2039. As of February 1, 2022, we exclusively license seven issued U.S. patents and two U.S. pending patent application, and 35 issued foreign patents (including European validation countries) and three pending foreign applications relating to ANJESO, formulations of meloxicam and methods of manufacturing meloxicam to manufacture and commercialize ANJESO, intramuscular meloxicam and parenteral meloxicam. February 1, 2022, we own two issued U.S. patents, over 25 issued foreign patents, including European validation countries, and one pending foreign application relating to transmucosal or intranasal Dex. In addition, we have licensed five patent families containing several U.S. and foreign issued patents and one pending PCT application related to neuromuscular blocking agents and related methods of use from Cornell University. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or foreign countries. Even if the patents do successfully issue, third parties may challenge the patents or the inventorship thereof, which can lead to an issued patent being found invalid, unenforceable or can otherwise alter the ownership of the patents.

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
•
our ability to regain and maintain compliance with the listing standard of Nasdaq;
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

If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise funding.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum closing bid price of $1.00 and satisfy standards relative to minimum shareholders’ equity, minimum market value of publicly held shares and various additional requirements. On June 17, 2021, we received a deficiency letter from the Listing Qualifications Department of Nasdaq, or the Staff, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or “Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until December 14, 2021, to regain compliance with Rule 5550(a)(2). As of December 14, 2021, we were not in compliance with Rule 5550(a)(2). On December 16, 2021, Nasdaq granted us a second 180 calendar day period to regain compliance with Rule 5550(a)(2). On March 3, 2022 Nasdaq informed us that we regained compliance with Rule 5550(a)(2).

There can be no assurance that we will be able to maintain compliance with Rule 555(a)(2) or the other Nasdaq listing requirements. If we do not maintain compliance with the Nasdaq continuing listing requirements, our common stock will be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all

We do not expect to pay any cash dividends for the foreseeable future.

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

Provisions in our amended and restated articles of incorporation, as amended, or our Articles, and amended and restated bylaws, or Bylaws, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, or remove our current management. These include provisions that:

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
•
provide that certain provisions of the Articles may only be amended with the affirmative vote of 66 2/3% of the holders of the outstanding shares of capital stock;
•
provide that shareholders may only act at a duly organized meeting; and
•
provide that members of our board of directors may be removed from office by our shareholders only for cause by the affirmative vote of 75% of the total voting power of all shares entitled to vote generally in the election of directors.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, who are responsible for appointing the members of our management. Because we are incorporated in Pennsylvania, we are governed by the provisions of the Pennsylvania Business Corporation Law of 1988, or PBCL, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our shareholders. Under Pennsylvania law, a corporation may not, in general, engage in a business combination with any holder of 20% or more of its capital stock unless the holder has held the stock for five years or, among other things, the board of directors has approved the transaction. Any provision of our Articles or Bylaws or Pennsylvania law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Articles designate the state and federal courts located within the County of Philadelphia in the Commonwealth of Pennsylvania as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us and our directors and officers.

Our Articles provide that, unless we consent in writing to the selection of an alternative forum, a state or federal court located within the County of Philadelphia in the Commonwealth of Pennsylvania will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of PBCL, or (iv) any action asserting a claim peculiar to the relationships among or between our company and our officers, directors and shareholders. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Articles described above. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for the types of claims listed above, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

In addition, our Articles will authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 490 Lapp Road, Malvern, PA 19355, where we occupy approximately 22,313 square feet of leased laboratory and office space pursuant to an eleven-year lease, which expires on December 31, 2027. We also lease a 4,145 square foot office space in Dublin, Ireland pursuant to a short-term lease.

Item 3. Legal Proceedings

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for injectable meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to Recro’s motion to dismiss on August 17, 2020. On September 16, 2020, Recro filed a reply in support of the motion to dismiss. On March 1, 2021, Recro’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which must conclude by March 15, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. Recro filed an opposition to the plaintiff's motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. Recro requested oral argument on this motion, and the plaintiff has taken the position that the motion can be decided on the papers. Motions for summary judgment must be filed by May 27, 2022. In connection with the Separation, we accepted assignment by Recro of all of Recro’s obligations in connection with the Securities Litigation and agreed to indemnify Recro for all liabilities related to the Securities Litigation. Recro and we believe that the lawsuit is without merit and intend to vigorously defend against it. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “BXRX.”

Reverse Stock Split

On February 15, 2022, we filed Articles of Amendment to our Articles of Incorporation, as amended, with the Secretary of State of the Commonwealth of Pennsylvania, to effect a reverse stock split of our common stock at a rate of 1-for-35, which became effective as of February 16, 2022. The reverse stock split did not have any impact on the number of authorized shares of common stock. Unless otherwise noted, the share and per share information in this Annual Report on Form 10-K and consolidated financial statements reflects the reverse stock split of our outstanding common stock at a 1-for-35 ratio, effective as of February 16, 2022.

Holders of Common Stock

As of March 14, 2022, there were 7 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for factors that could cause or contribute to such differences.

Overview

We are a pharmaceutical company primarily focused on commercializing and developing innovative products for hospital and related acute care settings. We believe that we can bring valuable therapeutic options for patients, prescribers and payers to the hospital and related acute care markets.

In mid-2020, we launched our first commercial product, ANJESO, in the United States. ANJESO is the first and only 24-hour, intravenous, or IV, analgesia agent. ANJESO is a cyclooxygenase-2, or COX-2, preferential, non-steroidal anti-inflammatory, or NSAID, for the management of moderate to severe pain, which can be administered alone or in combination with other non-NSAID analgesics. We have successfully completed three Phase III clinical trials, including two pivotal efficacy trials, a large double-blind Phase III safety trial and two Phase IIIb program evaluating ANJESO clinical safety and efficacy along with its health economic impacts in specific surgical settings. We continue to evaluate strategic partnerships to commercialize ANJESO outside of the United States.

We utilize our internal sales team and collaborate with contracted third parties, to market ANJESO to health care professionals at called-on institutions for the commercialization of ANJESO in the United States. The Centers for Medicare and Medicaid Services, or CMS, established a unique J-code for ANJESO in the fourth quarter of 2020. ANJESO has transitional pass-through status under traditional Medicare plans for a period of 3 years. We have also entered into agreements with leading group purchasing organizations in the U.S., including Vizient Inc., Premier Inc. and HealthTrust, as well as one of the top three integrated delivery networks that serves over twelve million patients nationwide, for availability of ANJESO to their member institutions. In September 2021, we signed an agreement for terms of availability with a leading operator of surgical facilities and ancillary services nationally, with over 150 locations nationwide, which became effective October 1, 2021. In addition, ANJESO is currently approved for use within the Department of Veterans Affairs, the Department of Defense, Indian Health Service, 340B covered entities, and multiple state Medicaid programs.

We have seen continued growth of ANJESO through deepening usage at existing accounts, as well as through the addition of new accounts in the quarter, which contributed to the fourth quarter being our best quarter since launch. The number of vials sold to end-users has increased approximately 32% in the fourth quarter of 2021 versus the third quarter of 2021. The number of vials sold to ambulatory surgical centers increased approximately 45% during the same time period. The average quarterly orders per account increased over 23% in the fourth quarter of 2021 versus the third quarter of 2021 and the re-order rate grew to nearly 70% with a deepening usage pattern.

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

Our pipeline also includes other early-stage product candidates, including two novel NMBs and a related proprietary chemical reversal agent and Dex-IN, a proprietary intranasal formulation of dexmedetomidine, or Dex, an alpha-2 adrenergic agonist that we are evaluating for possible partnering.

COVID-19 Impact

Our efforts to commercialize ANJESO have been impacted in 2021 on a variable basis depending on the timing, location and extent of the outbreaks. There may continue to be impact from the COVID-19 pandemic, particularly in light of the surge of new COVID-19 cases relating to new variants, such as the Delta and Omicron variants, and any new and potentially more virulent variants that may emerge. Intermittent impacts in the reduction of elective surgeries have occurred and this has had an impact in the current year, especially in July and August. Overall, many centers have yet returned to pre-COVID levels of surgeries even where COVID-19 and its variants have not been as impactful. In addition, COVID-19 has impacted revenue for many hospitals, caused a reduction in hospital staffing, lead to a diversion in resources from other normal activities to patients suffering from COVID-19 and caused a limitation in hospital access for nonpatients, including our sales professionals, which we believe is impacting our marketing and commercialization efforts. Further, hospitals may experience staffing shortages as a result of employee non-compliance with government or employer mandated vaccination requirements, which could reduce the number of elective surgeries that can be performed at hospitals with staffing shortages. We believe a reduction in elective surgeries during the COVID-19 pandemic has impacted and may continue to impact demand for ANJESO.

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

Financial Overview

Revenue

Subsequent to regulatory approval for ANJESO from the FDA, we began selling ANJESO in the U.S. through a single third-party logistics provider, or 3PL, which takes title to and control of the goods. We recognize revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between us and our end-user customers, wholesalers, group purchasing organizations and other indirect customers.

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

Cost of Sales

Cost of sales includes product costs, manufacturing costs, transportation and freight, royalty expense, qualification costs for a secondary manufacturing suite for increased available capacity to meet anticipated demand and indirect overhead costs associated with the manufacturing and distribution of ANJESO including supply chain and quality personnel costs. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges. We expensed a significant portion of the cost of producing ANJESO that we are using in the commercialization as research and development expense prior to the regulatory approval of ANJESO. We expect that over time, product costs in cost of sales will increase as sales increase and inventory associated with the units manufactured prior to FDA approval are sold.

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

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance and information technology functions, as well as the commercial portion of the medical affairs and regulatory functions. General and administrative expenses also include public company costs, directors and officer’s insurance, professional fees for legal, including patent-related expenses, consulting, auditing, and tax services.

We expect our selling, general and administrative expenses to increase in the future as a result of our commercialization of ANJESO.

2022 Reduction in Force

Due to the current cash position, in March of 2022, we implemented a reduction in workforce by approximately 66 employees. We estimate that the reorganization will be substantially completed by the end of the second quarter and that we will incur approximately $4.0 million of charges for severance and other related costs, primarily during the first half of 2022.

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Recro’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018 and August 2020. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, another $3.6 million paid in 2020, $1.4 million paid on June 20, 2021, and $45.0 million over seven years beginning one year after approval, of which the first payment was made in the first quarter of 2021, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of December 31, 2021 we have $23.9 million recorded as our payment obligation, representing the estimated probability-adjusted fair value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of December 31, 2021, we have paid $21.4 million in milestone payments to Alkermes.

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Credit Agreement with MAM Eagle Lender, the amortization of related financing costs, and interest expense on a promissory note (the “Loan”) with PNC Bank (the “Lender”)under the Paycheck Protection Program (“PPP”) of the CARES Act administered by the Small Business Administration (the “SBA”), which has been fully forgiven as of December 31, 2021.

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of December 31, 2021 and 2020.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year ended December 31,
	2021	2020
	(amounts in thousands)
Revenue, net	$1,080	$493

Operating expenses:
Cost of sales	2,445	1,732
Research and development	3,125	9,087
Selling, general and administrative	45,310	43,335
Amortization of intangible assets	2,576	2,146
Change in warrant valuation	(58)	16,734
Change in contingent consideration valuation	(33,312)	2,245
Total operating expenses	20,086	75,279
Operating loss	(19,006)	(74,786)
Other expense, net	(763)	(1,314)
Net loss	$(19,769)	$(76,100)

Revenue, net. For the year ended December 31, 2021, net product revenue related to sales of ANJESO in the U.S. was $1.1 million. This compares to $0.5 million for the year ended December 31, 2020, which included certain initial stocking of ANJESO to wholesaler distribution centers in the early part of the COVID-19 launch year. While utilizing the title model of distribution, product revenue is recognized as shipments are made to our 3PL provider. The increase of $0.6 million was attributable to securing additional formulary approvals, which allowed for more trial usage of ANJESO that lead to early adoption of ANJESO. Ultimately throughout 2021, this adoption led to deepening usage and increased end-user demand and increased purchasing through both wholesalers and by direct customers.

Cost of sales. Our cost of sales was $2.4 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. Based on our policy, we expense costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the years ended December 31, 2021 and 2020 were expensed prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. We expect that over time, product costs will increase as sales increase and inventory associated with the units manufactured prior to FDA approval are sold. The increase of $0.7 million is primarily due to the increase in units sold in the period as well as an increase of $0.3 million related to a full year of our PDUFA Program fee in the current year compared to a partial year of the annual expense in 2020 due to FDA approval occurring in 2020.

Research and Development. Our research and development expenses were $3.1 million and $9.1 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $6.0 million was primarily due to a decrease in personnel costs of $4.0 million and a decrease of $1.5 million in pre-commercialization manufacturing costs for ANJESO and a decrease of $0.5 million in clinical costs.

Selling, General and Administrative. Our selling, general and administrative expenses for the year ended December 31, 2021 was $45.3 million, of which $22.4 million was attributable to selling expense and $22.9 million was attributable to general and administrative expense. This compares to $43.3 million for the same prior year period, of which $22.8 million was attributable to selling expense and $20.5 million was attributable to general and administrative expense. Selling expenses remained flat over the comparable period while general and administrative expenses increased $2.4 million. The increase was primarily a result of the prior period of 2020 including $2.0 million in reimbursed general and administrative expenses related to the Transition Services Agreement with Recro, which ended on December 31, 2020.

Amortization of Intangible Assets. Amortization expense was $2.6 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life beginning in the first quarter of fiscal year 2020.

Change in Warrant Valuation. There was not a material change in warrant valuation for the year ended December 31, 2021. The change in warrant valuation increase in value of $16.7 million for the year ended December 31, 2020 related to the warrants sold as part of our March 26, 2020 underwritten public offering, including the impact of our warrant exchange transaction in October 2020.

Change in Contingent Consideration valuation. Our change in contingent consideration valuation consisted of a decrease of value of $33.3 million for the year ended December 31, 2021 as compared to an increase in value of $2.2 million for the year ended December 31, 2020. The non-cash charge for contingent consideration in each period relates to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The decrease in the fair value of the liability of $33.3 million in 2021 was primarily due to updated forecasts for ANJESO as well as an increase in the discount rate used to calculate the fair value. The increase in the fair value of the liability of $2.2 million in 2020 was primarily due to the increase in probability of success of milestones tied to the FDA approval of ANJESO, partially offset by the adjusted timing of estimated milestone and royalty payments due to updated forecasts for ANJESO.

Other Expense, net. Other expense for the years ended December 31, 2021 and 2020 was $0.8 million and $1.3 million, respectively. The change in other expense of $0.5 million was due to the gain on extinguishment of the PPP Loan of $1.5 million upon the approval of our application for forgiveness in the current year, partially offset by an increase of $0.9 million in interest expense and debt issuance cost amortization related to our Credit Agreement with MAM Eagle Lender.

Liquidity and Capital Resources

As of December 31, 2021, we had $15.9 million in cash and cash equivalents.

On March 1, 2022, we closed an underwritten public offering of 1,831,631 shares of common stock, pre-funded warrants to purchase 1,677,141 shares of common stock at an exercise price of $0.01 per share and warrants to purchase 3,508,772 shares of common stock at an exercise price of $3.25 per share, as well as up to 526,315 additional shares of common stock and/or additional warrants to purchase up to 526,315 shares of common stock which may be purchased pursuant to a 30-day option to purchase additional securities granted to H.C. Wainwright & Co., LLC (the “Underwriter”) by us. The public offering price for each share of common stock and accompanying warrant to purchase one share of common stock was $2.85, and the public offering price for each pre-funded warrant and accompanying warrant was $2.84. As compensation to the Underwriter, we agreed to pay to the Underwriter a cash fee of 7.0% of the gross proceeds, plus a cash management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. We also issued to designees of the Underwriter warrants to purchase 210,526 shares of common stock at an exercise price of $3.5625 per share. On February 28, 2022, the Underwriter partially exercised its option to purchase an additional 113,896 warrants. Net proceeds, after deducting underwriting discounts and commissions and offering expenses, was $8.8 million.

On December 28, 2021, we closed a registered direct offering of 42,289.3 shares of Series A Preferred Stock, par value $0.01 per share, or the Preferred Stock, and warrants to purchase 362,479 shares of common stock, or the December 2021 Warrants, for net proceeds of $3,656. The shares of Preferred Stock will have a stated value of $100.00 per share and are convertible, on the date after the issuance thereof, into an aggregate of 483,306 shares of common stock at a conversion price of $8.75 per share. As compensation to H.C. Wainwright & Co., LLC, or the Placement Agent, we agreed to pay the Placement Agent a cash fee of 7.0% of the gross proceeds raised in the December 2021 Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the December 2021 Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase 28,996 shares of common stock, or the December 2021 Placement Agent Warrants. The December 2021 Warrants and the December 2021 Placement Agent Warrants have an exercise price of $11.20 per share and will be exercisable upon the six-month anniversary of their issuance.

On May 31, 2021, we closed a registered direct offering of 400,815 shares of common stock, or the May Offering, at an offering price of $29.75 per share and warrants to purchase 400,812 shares of common stock, or the May Warrants, at an exercise price of $31.50 per share, for net proceeds of $10.9 million. As compensation to the Placement Agent, we agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the May Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase 24,076 shares of common stock at an exercise price of $37.1875 per share. The May Warrants and May Placement Agent Warrants were exercisable on the six-month anniversary of the closing date of the May Offering.

On February 8, 2021, we entered into an agreement to issue and sell 314,286 shares of common stock, or the February Offering, at an offering price of $56.00 per share, for net proceeds of $16.2 million. As compensation to the Placement Agent, we agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the February Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the February Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase up to 18,854 shares of common stock, or the February Placement Agent Warrants. The February Placement Agent Warrants have an exercise price of $70.00 per share.

On January 21, 2021, we entered into an agreement to issue and sell warrants exercisable for an aggregate of 294,298 shares of common stock, or the January Warrants, at an offering price of $4.375 per warrant in exchange for the exercise of the institutional investor’s existing December Series A warrants that were issued to them on December 21, 2020, at an exercise price of $41.30 per warrant. The January Warrants have an exercise price of $56.00 per share. The January Warrants are immediately exercisable and will expire five years from the issuance date. As compensation to the Placement Agent, we agreed to pay a cash fee of 6.0% of the aggregate gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants), plus a management fee equal to 1.0% of the gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants) and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase up to 17,654 shares of common stock, or the January Placement Agent Warrants. The January Placement Agent Warrants have substantially the same terms as the January Warrants, except that the January Placement Agent Warrants have an exercise price equal to $70.00 per share.

On December 18, 2020, we closed a registered direct offering of 121,428 shares of common stock, warrants to purchase 294,298 shares of common stock, or the December Series A Warrants, at an exercise price of $41.30 per share, pre-funded warrants to purchase 172,869 shares of common stock, or the December Series B Warrants, at an exercise price of $0.35 per share, for net proceeds of $10.9 million. As compensation to the Placement Agent, we agreed to pay to the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds, plus a management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. We also issued warrants to purchase 17,654 shares of common stock, or the December Placement Agent Warrants, at an exercise price of $50.96875 per share.

On November 24, 2020, we closed a registered direct offering of 81,429 shares of common stock, warrants to purchase 289,330 shares of common stock, or the November Series A Warrants, at an exercise price of $42.00 per share, pre-funded warrants to purchase 207,902 shares of common stock, or the November Series B Warrants, at an exercise price of $0.35 per share, for net proceeds of $10.8 million. As compensation to the Placement Agent, we agreed to pay to the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds, plus a management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. We also issued warrants to purchase 17,357 shares of common stock, or the November Placement Agent Warrants, at an exercise price of $51.84375 per share.

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

On May 8, 2020, we entered into a promissory note for $1.5 million under the PPP of the CARES Act administered by the SBA. We have used the loan proceeds for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act. This Loan may be partially or fully forgiven if we comply with the provisions of the CARES Act including the use of Loan proceeds for payroll costs, rent, utilities and other expenses, and at least 60% of the loan proceeds must be used for payroll costs as defined by the CARES Act. During the year ended December 31, 2021, we received a Notice of PPP Forgiveness Payment from the SBA regarding the approval of our application for forgiveness of the PPP Loan of $1.5 million and accrued interest. As a result, we recognized a gain on extinguishment of the PPP Loan of $1.5 million during the year ended December 31, 2021.

On February 13, 2020, we entered into a Sales Agreement with JMP Securities LLC, as sales agent, or the Agent, pursuant to which we may, from time to time, issue and sell shares of our common stock, in an aggregate offering price of up to $25.0 million through the Agent, or the ATM Facility. On May 27, 2021, we voluntarily terminated the ATM Facility with the Agent. During the term of the ATM Facility, we sold an aggregate of 12,628 shares of common stock under the ATM Facility for net proceeds of $3.6 million, none of which were sold in the year ended December 31, 2021. The Agent was paid a sales commission of 3% for such sales under the Sales Agreement. The ATM Facility was terminable at will by the Company with no penalty.

We anticipate that our principal uses of cash in the future will be primarily to commercialize ANJESO and to fund our operations, pipeline development activities, working capital needs, capital expenditures and other general corporate purposes.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of December 31, 2021, we will need to raise additional capital in the next twelve months to continue as a going concern.

Sources and Uses of Cash

Cash used in operations was $49.3 million and $44.1 million for the years ended December 31, 2021 and 2020, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, gain on extinguishment of debt in the current year, depreciation, amortization, changes in warrant valuations, and changes in fair value of contingent consideration, as well as changes in operating assets and liabilities.

Cash used in investing activities was $0.2 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, our capital expenditures were $0.2 million and $0.6 million, respectively.

There was $35.0 million of cash provided by financing activities in the year ended December 31, 2021 consisting of net proceeds of $30.8 million from registered direct offerings and net proceeds of $12.2 million from warrant exercises, partially offset by a payment of contingent consideration of $7.9 million. There was $57.3 million of cash provided by financing activities in the year ended December 31, 2020 consisting of net proceeds of $23.1 million from the public offering of common stock and warrants, net proceeds of $21.9 million from registered direct offerings of common stock and warrants, net proceeds of $1.5 million from the issuance of the PPP

Loan, net proceeds of $8.5 million from the incurrence of long-term debt under the Credit Agreement with MAM Eagle Lender, net proceeds of $3.6 million from our ATM Program, and net proceeds of $2.7 million from warrant exercises, partially offset by a payment of contingent consideration of $3.6 million.

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

Contractual Commitments

The table below reflects our contractual commitments as of December 31, 2021:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$10,000	$2,222	$6,667	$1,111	$—
Interest on Debt	2,815	1,335	1,421	59	—
Purchase Obligations (2):	4,777	808	332	21	—
Operating Leases (3)	1,854	446	548	564	295
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	53,475	70	270	125	—
Alkermes Payments (6)	118,571	6,429	19,286	12,857	—
Employment Agreements (7)	1,317	1,008	309	—	—
Total Contractual Obligations	$192,809	$12,318	$28,833	$14,737	$295

(1)
Debt obligations consist of principal, an exit fee of 2.5% of that principal and interest on the $10.0 million outstanding term loan under our Credit Agreement. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)
These obligations consist of cancelable and non-cancelable purchase commitments related to capital expenditures and other goods or services. The timing of certain purchase commitments cannot be estimated as it is dependent on the outcome of strategic evaluations and agreements. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)
We have become party to certain operating leases for the leased space in Malvern, Pennsylvania and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented. See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(4)
We are party to exclusive licenses with Orion for the development and commercialization of certain pipeline product candidates, under which we may be required to make certain milestone and royalty payments to Orion. See Note 12(a) to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The amount reflects only payment obligations that are fixed and determinable that may arise based on meeting certain milestones. We are unable to reliably estimate the timing of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets.
(5)
We license the NMBs from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBs. The amount reflects only payment obligations that are fixed and determinable that may arise based on meeting certain milestones. We are unable to reliably estimate the timing of certain of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See 12(a) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(6)
Pursuant to the purchase and sale agreement governing the Alkermes Transaction, we agreed to pay to Alkermes milestone and royalty payments. The amount reflects only payment obligations that are fixed and determinable and in some instances may only arise based on meeting certain commercial milestones. We are unable to reliably estimate the timing of these payments because they are in some instances, events that are not in our control and dependent on the commercial success of the product. In accordance with U.S. GAAP, the fair value of these obligations is recorded as contingent consideration on our Consolidated Balance Sheets. See Note 12(b) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(7)
We have entered into employment agreements with our named executive officers. As of December 31, 2021, these employment agreements provided for, among other things, annual base salary in an aggregate amount of not less than this amount, from that date through June 2023. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12 (e) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Revenue Recognition – Subsequent to regulatory approval for ANJESO from the FDA, we began selling ANJESO in the U.S. through a single 3PL which takes title to and control of the goods. We recognize revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between us and our end-user customers, wholesalers, group purchasing organizations and other indirect customers. Our payment terms are generally between thirty to ninety days.

Impairment of Long-lived Assets – We are required to review the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment test is a two-step test. Under step one we assess the recoverability of an asset (or asset group). The carrying amount of an asset (or asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset (or asset group). The impairment loss is measured in step two as the difference between the carrying value of the asset (or asset group) and its fair value. Assumptions and estimates used in the evaluation of impairment are subjective and changes in these assumptions may negatively impact projected undiscounted cash flows, which could result in impairment charges in future periods. We performed a recoverability test as of November 30, 2021 on our amortizable intangible assets after identifying indicators of impairment and determined the undiscounted cash flows exceed the net carrying value. On an ongoing periodic basis, we evaluate the useful life of our long-lived assets and determine if any economic, governmental or regulatory event has modified their estimated useful lives.

Contingent Consideration – We revalue our contingent consideration on a quarterly basis using a discounted cash flow valuation model. The model uses significant unobservable inputs, including projected future revenue. We estimate ANJESO net revenues based on estimated market share, pricing and customary trade discounts, taking into consideration variables such as, market acceptance of the product and the expected number of product competitors in the market.

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At December 31, 2021, we had approximately $10.1 million invested in money market instruments and commercial paper. We believe our policy of investing in highly-rated securities, whose maturities are, at December 31, 2021, all less than one month, minimizes such risks. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes.

We have license agreements with Orion for certain product pipeline candidates which require the payment of milestones in Euros upon the achievement of certain regulatory and commercialization events and royalties on product sales. As of December 31, 2021, no milestones or royalties were due under these agreements, and we do not anticipate incurring milestone or royalty costs under these agreements until we advance our development of certain product pipeline candidates. We do not believe foreign currency exchange rate risk is a material risk at this time; however, these agreements could, in the future, give rise to foreign currency transaction gains or losses. As a result, our results of operations and financial position could be exposed to changing currency exchange rates. In the future, we may periodically use forward contracts to hedge certain transactions or to neutralize exposures.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the report of our independent registered public accounting firm are included in this Annual Report on Form 10-K on the pages indicated in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In light of our current cash position and ability to continue as a going concern, on March 13, 2022, our Board of Directors, at the request of management, approved a reduction in force of 66 employees (representing approximately 80% of our total workforce), including 43 members of our sales force. The reduction in force is expected to be substantially completed by the end of the second quarter. The reduction in force is designed to reduce our operational expenses substantially and conserve cash resources. The total costs related to the reduction are estimated to be approximately $4.0 million. These estimated costs are based on a number of assumptions, and actual costs may differ materially.

In connection with our reduction in force, Richard S. Casten, our Chief Financial Officer, is leaving effective on April 16, 2022. During the remaining period of his service, Mr. Casten will continue to serve as our Chief Financial Officer and will assist in the orderly transition of his duties to other Baudax personnel. Mr. Casten is entitled to severance and other benefits as set forth in his employment agreement.

Effective as of April 16, 2022, Jillian Dilmore, our Corporate Controller, will be designated as our principal financial officer and principal accounting officer.

Ms. Dilmore has served as our Corporate Controller since January 2021, and our Director of Accounting from November 2019 until January 2021. Previously, Ms. Dilmore served in a variety of roles for Recro Pharma, Inc., including Director of Accounting and Senior Manager Financial Reporting from September 2017 until December 2020. Prior to that time, Ms. Dilmore served in a variety of roles for Royal DSM (formerly Kensey Nash Corporation), including Assistant Controller and Accounting Manager, from April 2011 until September 2017. Ms. Dilmore also worked as a Senior Auditor for Deloitte and Touche from September 2008 until April 2011. Ms. Dilmore holds a B.A. in Accounting and Business Finance from Muhlenberg College. Ms. Dilmore is a Certified Public Accountant in Pennsylvania and is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

No family relationship exists between Ms. Dilmore and any of our directors or executive officers. There are no arrangements or understandings between Ms. Dilmore and any other person pursuant to which Ms. Dilmore was selected as the principal financial officer and principal accounting officer of the Company, nor are there any transactions to which the Company is or was a participant and in which Ms. Dilmore had or will have a direct or indirect material interest subject to disclosure under Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2022 Annual Meeting of Shareholders, or the Proxy Statement, under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Risk Management” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

Information with respect to this item will be set forth in the Proxy Statement under the heading “Independent Registered Public Accounting Firm,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)(1) Consolidated Financial Statements.

The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

(a)(2) Consolidated Financial Statement Schedules.

Not applicable.

(a)(3); (b) Exhibits:

Exhibit No.	Description	Method of Filing

2.1	Separation Agreement, dated November 20, 2019, by and between Recro Pharma, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

3.1	Amended and Restated Articles of Organization of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021 (File No. 001-39101).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 15, 2022 (File No. 001-39101).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 28, 2021 (File No. 001-39101).

3.5	Amended and Restated Bylaws of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

4.1	Form of Series A Warrant, issued March 26, 2020.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2020 (File No. 001-39101).

4.2	Form of Series B Warrant, issued March 26, 2020.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 24, 2020 (File No. 001-39101).

4.3	Common Stock Purchase Warrant, dated May 29, 2020, in favor of MAM Eagle Lender, LLC.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

4.4	Form of Series A Warrant, issued November 25, 2020.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020 (File No. 001-39101).

4.5	Form of Placement Agent Warrant, issued November 25, 2020.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 24, 2020 (File No. 001-39101).

4.6	Form of Series A Warrant, issued December 21, 2020.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2020 (File No. 001-39101).

4.7	Form of Placement Agent Warrant, issued December 21, 2020.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 18, 2020 (File No. 001-39101).

4.8	Form of Warrant, issued January 25, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021 (File No. 001-39101).

4.9	Form of Placement Agent Warrant, issued January 25, 2021.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021 (File No. 001-39101).

4.10	Form of Placement Agent Warrant, issued February 10, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 9, 2021 (File No. 001-39101).

4.11	Form of Warrant, issued June 1, 2021.	Filed herein.

4.12	Form of Placement Agent Warrant, issued June 1, 2021.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2021 (File No. 001-39101).

4.13	Form of Warrant, issued December 28, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 28, 2021 (File No. 001-39101).

4.14	Form of Placement Agent Warrant, issued December 28, 2021.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 28, 2021 (File No. 001-39101).

4.15	Form of Investor Warrant, issued March 1, 2022.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2022 (File No. 001-39101).

4.16	Form of Pre-Funded Warrant, issued March 1, 2022.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 1, 2022 (File No. 001-39101).

4.17	Form of Underwriter Warrant, issued March 1, 2022.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 1, 2022 (File No. 001-39101).

4.18	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herein.

10.1•	Form of Indemnification Agreement between Baudax Bio, Inc. and individual directors and officers.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on November 5, 2019 (File No. 001-39101).

10.2†	Purchase and Sale Agreement, dated March 7, 2015, by and among Recro Pharma, Inc., Recro Pharma LLC, Daravita Limited, Alkermes Pharma Ireland Limited and Eagle Holdings USA, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.3

First Amendment, dated December 8, 2016 to Purchase and Sale Agreement, dated March 7, 2015, by and among Recro Pharma, Inc., Recro Pharma LLC, Daravita Limited, Alkermes Pharma Ireland Limited and Eagle Holdings USA, Inc.

Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.4

Second Amendment, dated December 20, 2018 to Purchase and Sale Agreement, dated March 7, 2015, by and among Recro Pharma, Inc., Recro Pharma LLC, Daravita Limited, Alkermes Pharma Ireland Limited and Eagle Holdings USA, Inc.

Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.5	Third Amendment to the Purchase and Sale Agreement, dated August 17, 2020 by and among Alkermes Pharma Ireland Limited, Daravita Limited, Alkermes US Holdings, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2020 (File No. 001-39101).

10.6†	Dexmedetomidine License Agreement, dated August 22, 2008, by and between Recro Pharma, Inc. and Orion Corporation.	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.7†	First Amendment to Dexmedetomidine License Agreement, dated January 17, 2009, by and between Recro Pharma, Inc., and Orion Corporation.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.8†	Dexmedetomidine API Supply Agreement, dated August 22, 2008, by and between Recro Pharma, Inc., and Orion Corporation.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.9•	Baudax Bio, Inc. 2019 Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

10.10†	Asset Transfer and License Agreement, dated as of April 10, 2015, by and between Alkermes Pharma Ireland Limited and DV Technology LLC.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.11	Amendment to Asset Transfer and License Agreement, dated December 23, 2015, by and between Alkermes Pharma Ireland Limited and Recro Gainesville LLC.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.12	Second Amendment to Asset Transfer and License Agreement, dated December 20, 2018, by and between Alkermes Pharma Ireland Limited and Recro Gainesville LLC.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.13	Third Amendment to Asset Transfer and License Agreement, dated August 17, 2020, by and among Alkermes Pharma Ireland Limited, Recro Gainesville LLC and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2020 (File No. 001-39101).

10.14†	Development, Manufacturing and Supply Agreement, dated July 10, 2015, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.15†	First Amendment to the Development, Manufacturing and Supply Agreement, dated October 19, 2016, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.16†	Second Amendment to the Development, Manufacturing and Supply Agreement, dated February 1, 2017, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.17†	Third Amendment to the Development, Manufacturing and Supply Agreement, dated June 15, 2017, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.18	Assignment, Assumption and Bifurcation Agreement, dated November 20, 2019, by and among Alkermes Pharma Ireland Limited, Recro Gainesville LLC, Recro Pharma, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

10.19†	License Agreement, dated June 30, 2017, by and between Cornell University and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.20†	Amendment to License Agreement, dated October 31, 2018, by and between Cornell University and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.21†	Amendment to License Agreement, dated October 21, 2019, by and between Cornell University and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-39101).

10.22†	Master Manufacturing Services Agreement, dated July 14, 2017, by and between Patheon UK Limited and Recro Ireland Limited.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.23†	Product Agreement, dated July 14, 2017, by and between Patheon UK Limited and Recro Ireland Limited.	Incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.24•	Form of Employment Agreement to be entered into between Baudax Bio, Inc. and its executive officers.	Incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed on November 5, 2019 (File No. 001-39101).

10.25†	Credit Agreement, dated as of May 29, 2020, among the Company, the lenders party thereto and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

10.26	Security Agreement, dated as of May 29, 2020, by and among the Company, Baudax Bio N.A. LLC, Baudax Bio Limited and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

10.27	Intellectual Property Security Agreement, dated as of May 29, 2020, by and among the Company, Baudax Bio N.A. LLC, Baudax Bio Limited and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

10.28•	Employment Agreement, dated February 12, 2020, between Baudax Bio, Inc. and Gerri Henwood.	Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-39101).

10.29•	Employment Agreement, dated March 8, 2021, between Baudax Bio, Inc. and Richard S. Casten.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2021 (File No. 001-39101).

10.30•	Form of Stock Option Award Agreement.	Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

10.31•	Form of Restricted Stock Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

10.32•	Form of Performance-Based Restricted Stock Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

10.33•	Form of Award Agreement for Option Inducement Award.	Incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

10.34•	Form of Award Agreement for Restricted Stock Unit Inducement Award.	Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

21.1	Subsidiaries of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	Inline XBRL Instance Document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

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

Date: March 16, 2022

BAUDAX BIO, INC.

By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Annual Report on Form 10-K has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Gerri A. Henwood	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2022
Gerri A. Henwood

/s/ Richard S. Casten	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2022
Richard S. Casten

/s/ Alfred F. Altomari	Director and Chairman of the Board	March 16, 2022
Alfred F. Altomari

/s/ William L. Ashton	Director	March 16, 2022
William L. Ashton

/s/ Arnold Baskies, M.D.	Director	March 16, 2022
Arnold Baskies, M.D.

/s/ Winston J. Churchill	Director	March 16, 2022
Winston J. Churchill

/s/ Andrew Drechsler	Director	March 16, 2022
Andrew Drechsler

/s/ Wayne B. Weisman	Director	March 16, 2022
Wayne B. Weisman

BAUDAX BIO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Baudax Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Baudax Bio, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $132.1 million as of December 31, 2021 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania

March 16, 2022

BAUDAX BIO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$15,891	$30,342
Accounts receivable, net	542	51
Inventory	5,002	2,978
Prepaid expenses and other current assets	2,059	3,346
Total current assets	23,494	36,717
Property, plant and equipment, net	5,015	5,052
Intangible assets, net	21,678	24,254
Goodwill	2,127	2,127
Other long-term assets	963	583
Total assets	$53,277	$68,733
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,468	$3,653
Accrued expenses and other current liabilities	5,540	5,326
Current portion of long-term debt, net	2,222	683
Current portion of contingent consideration	6,416	8,467
Total current liabilities	15,646	18,129
Long-term debt, net	6,309	8,469
Long-term portion of contingent consideration	17,446	56,576
Other long-term liabilities	650	358
Total liabilities	40,051	83,532
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; issued and outstanding, 8,289 shares at December 31, 2021 and 0 shares at December 31, 2020	—	—
Common stock, $0.01 par value. Authorized, 190,000,000 shares; issued and outstanding, 2,807,240 shares at December 31, 2021 and 1,391,099 shares at December 31, 2020	983	487
Additional paid-in capital	144,332	97,034
Accumulated deficit	(132,089)	(112,320)
Total shareholders’ equity (deficit)	13,226	(14,799)
Total liabilities and shareholders’ equity (deficit)	$53,277	$68,733

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year ended December 31,
(amounts in thousands, except share and per share data)	2021	2020
Revenue, net	$1,080	$493

Operating expenses:
Cost of sales	2,445	1,732
Research and development	3,125	9,087
Selling, general and administrative	45,310	43,335
Amortization of intangible assets	2,576	2,146
Change in warrant valuation	(58)	16,734
Change in contingent consideration valuation	(33,312)	2,245
Total operating expenses	20,086	75,279
Operating loss	(19,006)	(74,786)
Other income (expense):
Other income	1,540	45
Interest expense	(2,303)	(1,359)
Net loss	(19,769)	(76,100)
Beneficial conversion feature upon issuance of Series A convertible preferred stock	(2,422)	—
Net loss attributable to common shareholders	$(22,191)	$(76,100)

Per share information:
Net loss per share of common stock, basic and diluted	$(10.14)	$(142.87)
Weighted average common shares outstanding, basic and diluted	2,189,504	532,639

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional	Accumulated
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, December 31, 2019	—	$—	267,163	$94	$19,405	$(36,220)	$(16,721)
Recro Pharma allocation - stock-based compensation	—	—	—	—	1,773	—	1,773
Stock-based compensation expense	—	—	—	—	7,568	—	7,568
Issuance of common stock upon separation	—	—	1,311	1	—	—	1
Issuance of common stock and warrants for public offering, net	—	—	219,780	77	14,896	—	14,973
Issuance of common stock and warrants for registered direct offerings, net	—	—	202,857	71	21,625	—	21,696
Sale of common stock under equity facility, net of transaction costs	—	—	12,628	4	3,608	—	3,612
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	20,205	7	(482)	—	(475)
Warrants issued in connection with financing facility	—	—	—	—	1,423	—	1,423
Exercise of warrants	—	—	633,247	221	5,372	—	5,593
Warrant exchange	—	—	33,908	12	21,846	—	21,858
Net loss	—	—	—	—	—	(76,100)	(76,100)
Balance, December 31, 2020	—	—	1,391,099	487	97,034	(112,320)	(14,799)
Recro Pharma allocation - stock-based compensation	—	—	—	—	1,201	—	1,201
Stock-based compensation expense	—	—	—	—	3,588	—	3,588
Issuance of common and preferred stock and warrants for registered direct offerings, net	42,289	—	715,101	251	30,696	—	30,947
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	14,983	5	(102)	—	(97)
Beneficial conversion feature on Series A convertible preferred stock	—	(2,422)	—	—	2,422		2,422
Recognition of beneficial conversion feature as a deemed dividend	—	2,422	—	—	(2,422)		(2,422)
Conversion of preferred stock	(34,000)	—	388,572	136	(136)	—	—
Exercise of warrants	—	—	297,485	104	12,051	—	12,155
Net loss	—	—	—	—	—	(19,769)	(19,769)
Balance, December 31, 2021	8,289	$—	2,807,240	$983	$144,332	$(132,089)	$13,226

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year ended December 31,
(amounts in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(19,769)	$(76,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,789	9,341
Non-cash-interest expense	897	535
Gain on extinguishment of debt	(1,553)	—
Depreciation expense	240	408
Amortization	2,576	2,146
Change in warrant valuation	(58)	16,734
Change in contingent consideration valuation	(33,312)	2,245
Changes in operating assets and liabilities:
Inventory	(2,024)	(2,978)
Prepaid expenses and other assets	921	(804)
Accounts receivable	(491)	(51)
Accounts payable, accrued expenses and other liabilities	(1,486)	4,466
Net cash used in operating activities	(49,270)	(44,058)
Cash flows from investing activities:
Purchases of property and equipment	(203)	(639)
Purchase of short-term investments	(19,641)	—
Proceeds from maturity of short-term investments	19,650	—
Net cash used in investing activities	(194)	(639)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of transaction costs	—	10,041
Proceeds from equity facility, net of transaction costs	—	3,612
Proceeds from public offering, net of transaction costs	—	23,085
Proceeds from registered direct offerings, net of transaction costs	30,824	21,925
Proceeds from warrant exercises	12,155	2,671
Payments of contingent consideration	(7,869)	(3,560)
Payments of withholdings on shares withheld for income taxes	(97)	(475)
Net cash provided by financing activities	35,013	57,299
Net (decrease) increase in cash and cash equivalents	(14,451)	12,602
Cash and cash equivalents, beginning of year	30,342	17,740
Cash and cash equivalents, end of year	$15,891	$30,342
Supplemental disclosure of cash flow information:
Deferred financing costs included in accounts payable and accrued expenses	$—	$1
Offering costs included in accounts payable and accrued expenses	$108	$229
Fair value of warrants issued in connection with public offering	$—	$8,111
Fair value of warrants issued in connection with financing facility	$—	$1,423
Right-of-use assets acquired	$575	$—
Retirement of fully depreciated property, plant and equipment	$16	$—

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(1) Background

Business

Baudax Bio, Inc. (“Baudax Bio” or the “Company”) is a pharmaceutical company primarily focused on commercializing and developing innovative products for hospital and related acute care settings. Baudax Bio believes it can bring valuable therapeutic options to patients, prescribers and payers, such as its lead product, ANJESO® (meloxicam) injection, to the hospital and acute care markets.

Baudax Bio launched ANJESO, which is indicated for the management of moderate to severe pain in 2020, and the Centers for Medicare and Medicaid Services (“CMS”) granted a J-code to ANJESO in the fourth quarter of 2020. ANJESO is currently approved for use within the Department of Veterans Affairs, the Department of Defense, Indian Health Service, 340B covered entities, and multiple state Medicaid programs.

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

Basis of Presentation

The accompanying consolidated financial statements are presented on a consolidated basis and include all of the accounts and operations of Baudax Bio and its subsidiaries. The consolidated financial statements reflect the financial position, results of operations and cash flows of Baudax Bio in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company has determined that it operates in a single segment involved in the commercialization and development of innovative products for hospital and other acute care settings.

Reverse Stock Split

On February 16, 2022, the Company effected a reverse split of shares of the Company’s common stock on a 1-for-35 basis (the “Reverse Stock Split”). All issued and outstanding shares of common stock, warrants, common stock options, and unvested restricted stock units and the related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The par value and authorized shares of common stock were not adjusted as a result of the Reverse Stock Split. Additionally, the authorized, issued and outstanding shares of preferred stock and their related per share amount, other than the conversion price per share, was not adjusted as a result of the Reverse Stock Split.

(2) Development-Stage Risks, Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows since inception and has an accumulated deficit of $132,089 as of December 31, 2021.

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

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. Based on the Company’s available cash as of December 31, 2021, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. The Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional capital financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(c) Short-Term Investments

Short-term investments generally consist of government money market funds and commercial paper with maturity of greater than three months when acquired and does not meet the definition of a cash or cash equivalents. The Company has historically classified its entire investment portfolio as available-for-sale securities and is carried at fair value with unrealized gains and losses included in comprehensive loss in the consolidated statement of operations and realized gains and losses included in other income/expense, if applicable.

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

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. The Company performed its annual test as of November 30, 2021 and there was no impairment to goodwill based on the analysis.

The Company’s intangible asset is classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life, and is being amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company performed a recoverability test as of November 30, 2021 after identifying indicators of impairment due to the market disruption of COVID-19 and its impacts on the Company. There was no impairment to intangible assets based on the analysis.

(f) Revenue Recognition

Subsequent to regulatory approval for ANJESO from the FDA, the Company began selling ANJESO in the U.S. through a single third-party logistics provider (“3PL”), which takes title to and control of the goods. The Company recognizes revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between the Company and end-user customers, wholesalers, group purchasing organizations and other indirect customers. The Company’s payment terms are generally between thirty to ninety days.

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

(g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. The Company manages its cash, cash equivalents and short-term investments based on established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company’s accounts receivable balance as of December 31, 2021 and 2020 is compromised solely from transactions with the Company’s 3PL.

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

The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses an average of its peer group’s volatility in order to estimate future stock price trends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future, therefore the dividend yield is zero.

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

Determining the appropriate fair value of stock options requires the input of subjective assumptions, including the expected life of the option and expected stock price volatility. Recro uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent Recro management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

(k) Net Loss Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 13(b)). Except with respect to voting and conversion, the rights of the holders of the Company’s common stock and the Company’s Series A Preferred Stock are identical. Each class of shares has the same rights to dividends. Although the Preferred Stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss per share calculation as of December 31, 2021.

Basic net loss per common share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted net loss per common share is determined using the weighted average common shares outstanding during the period plus the weighted average number of shares of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. Outstanding warrants, common stock options and unvested restricted stock units are excluded from the calculation of diluted net loss per share when their effect would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2021	2020
Basic and Diluted Loss Per Share
Net loss attributable to common shareholders	$(22,191)	$(76,100)
Weighted average common shares outstanding, basic and diluted	2,189,504	532,639
Net loss per share of common stock, basic and diluted	$(10.14)	$(142.87)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2021 and 2020 as they would be anti-dilutive:

	December 31,
	2021	2020
Options and restricted stock units outstanding	166,487	93,470
Warrants	1,487,459	635,537

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

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” or ASU 2020-06. ASU 2020-06 simplifies accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company will adopt this guidance as of January 1, 2022, using the full retrospective method of adoption. The adoption will eliminate the presentation of the beneficial conversion feature on the consolidated statement of operations and it will have no other material impact to the Company.

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” or ASU 2021-04. ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and early adoption is permitted. The Company will adopt this guidance as of January 1, 2022, using the prospective method of adoption. This adoption will not have a material impact to the Company or its disclosures.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” or ASU 2021-10. ASU 2021-10 requires entities to provide disclosures on government assistance transactions for annual reporting periods. The disclosures include information around the nature of the transaction, the related accounting policies used to account for the transaction, the effect of the transaction on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company will adopt this guidance as of January 1, 2022, using the prospective method of adoption. This adoption will not have a material impact to the Company or its disclosures.

(4) Fair Value of Financial Instruments

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurement recognition and disclosure purposes for its financial assets and financial liabilities that are remeasured and reported at fair value each reporting period. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, warrants and contingent consideration. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value, as follows:

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

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2021:
Assets:
Cash equivalents
Money market mutual funds (See Note 5)	$10,110	$—	$—
Total cash equivalents	$10,110	$—	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$7
Contingent consideration (See Note 12)	$—	$—	$23,862
	$—	$—	$23,869
At December 31, 2020:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$24,210	$—	$—
Commercial paper	—	4,500	—
Total cash equivalents	$—	$4,500	$—
Liabilities:
Warrants (See Note 15(c))	$—	$—	$65
Contingent consideration (See Note 12)	$—	$—	$65,043
	$—	$—	$65,108

The reconciliation of the warrant liability and contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2019	$—	$66,358
Additions	8,111	—
Reclassification to equity upon exercise of warrants	(2,922)	—
Payment of contingent consideration	—	(3,560)
Remeasurement	16,734	2,245
Reclassification to equity upon warrant exchange	(21,858)	—
Balance at December 31, 2020	65	65,043
Payment of contingent consideration	—	(7,869)
Remeasurement	(58)	(33,312)
Balance at December 31, 2021	$7	$23,862

Current portion as of December 31, 2021	$—	$6,416
Long-term portion as of December 31, 2021	7	17,446

See Note 13(c) for the significant assumptions and inputs used to determine the fair value of liability classified warrants.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Based on the amended terms of the Alkermes agreement (see Note 12(b)), the remaining contingent consideration payments include the second components, which became payable upon regulatory approval, and includes remaining payments of $45,000 payable in seven equal annual payments of approximately $6,400 of which the first payment was made in February 2021, the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement at December 31, 2021. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales. The fair value of the remaining second consideration component is estimated by applying a risk-adjusted discount rate to the scheduled remaining payments. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of December 31, 2021, the fair value calculations used a discount rate of 35.00%. As of December 31, 2020, the fair value calculations used discount rates in the range of 19.41% to 36.03%, with a weighted average of 27.39%.

The fair value of the contingent consideration liability is measured using inputs and assumptions as of the date of the financial statements. The current portion of the contingent consideration represents the estimated probability-adjusted fair value that is expected to become payable within one year as of December 31, 2021. Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued, are adjusted in the period during which such events and circumstances occur.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of December 31, 2021, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at December 31, 2021 due to the fact that the debt arrangements reflect market terms from recent transactions.

(5) Cash Equivalents

The following is a summary of cash equivalents:

	December 31, 2021
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$10,110	$—	$—	$10,110
Total cash equivalents	$10,110	$—	$—	$10,110

	December 31, 2020
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$24,210	$—	$—	$24,210
Commercial paper	4,500	—	—	4,500
Total cash equivalents	$28,710	$—	$—	$28,710

As of December 31, 2021 and 2020, the Company’s cash equivalents had maturities of one month.

BAUDAX BIO, INC. AND SUBSIDIARIES

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

Inventory consists of the following:

	December 31, 2021	December 31, 2020
Raw materials	$53	$130
Sub-assemblies	4,656	2,476
Finished goods	645	928
	5,354	3,534
Reserve for inventory obsolescence	(352)	(556)
Inventory	$5,002	$2,978

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2021	December 31, 2020
Building and improvements	$196	$196
Furniture, office and computer equipment	952	934
Manufacturing and laboratory equipment	717	717
Construction in progress	4,622	4,453
	6,487	6,300
Less: accumulated depreciation	1,472	1,248
Property, plant and equipment, net	$5,015	$5,052

Depreciation expense for the years ended December 31, 2021 and 2020 was $240 and $408, respectively.

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

The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Lease terms vary based on the nature of operations. The current leased facility recorded on the Consolidated Balance Sheet is classified as an operating lease with a remaining lease term of 6 years. Most leases contain specific renewal options where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Costs determined to be variable and not based on an index or rate were not included in the measurement of operating lease liabilities. As most leases do not provide an implicit rate, the Company’s effective interest rate was used to discount its lease liabilities.

The Company’s leases with an initial term of twelve months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right of use asset or lease liability on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of December 31, 2021, undiscounted future lease payments for non-cancellable operating leases are as follows:

December 31, 2021
2022	$446
2023	270
2024	278
2025	278
2026	287
2027	295
Total lease payments	1,854
Less imputed interest	(848)
Total operating lease liability	$1,006

For the year ended December 31, 2021, the weighted average remaining lease term was 6 years and the weighted average discount rate was 23%.

The components of the Company’s lease cost were as follows:

	December 31, 2021	December 31, 2020
Operating lease cost	$330	$393
Short-term lease cost	192	100
Total lease cost	$522	$493

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $348 and $508 for the years ended December 31, 2021 and 2020, respectively.

(9) Intangible Assets

The following represents the balances of the intangible assets:

	December 31, 2021	December 31, 2020
Asset resulting from R&D activities	$26,400	$26,400
Accumulated amortization	(4,722)	(2,146)
Intangible assets, net	$21,678	$24,254

Amortization expense for the years ended December 31, 2021 and 2020 was $2,576 and $2,146, respectively.

As of December 31, 2021, future amortization expense is as follows:

Amortization
2022	$2,576
2023	2,576
2024	2,576
2025	2,576
2026 and thereafter	11,374
Total	$21,678

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2021	2020
Payroll and related costs	$3,516	$3,177
Professional and consulting fees	1,071	802
Other research and development costs	157	243
Interest payable	116	126
Guarantee liability	—	422
Other	680	556
Accrued expenses and other current liabilities	$5,540	$5,326

In November 2020, the Company implemented a reduction in force impacting approximately 40 employees and resulted in a charge of $1,753, primarily related to severance, of which $25 remains accrued and unpaid as of December 31, 2021.

(11) Debt

The following table summarizes the components of the carrying value of debt:

	December 31,	December 31,
	2021	2020
Paycheck Protection Program Loan	$—	$1,537
Credit Agreement	10,000	10,000
Unamortized deferred issuance costs	(1,583)	(2,427)
Exit fee accretion	114	42
Total debt	$8,531	$9,152

Current portion	$2,222	$683
Long-term portion, net	6,309	8,469

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

The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act and related guidance including using the PPP Loan proceeds for covered payroll costs, rent, utilities and certain other expenses, and using at least 60% of the PPP Loan proceeds to pay covered payroll costs as defined by the CARES Act. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender will require the Company to apply for such treatment in the future.

During 2021, the Company received a Notice of PPP Forgiveness Payment from the SBA regarding the approval of their application for forgiveness of the PPP Loan of $1,537 and accrued interest. As a result, the Company recognized a gain on extinguishment of the PPP Loan of $1,553 in other income during the year ended December 31, 2021.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(b)
Credit Agreement

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of December 31, 2021, no funds have been drawn from the additional tranches.

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

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of December 31, 2021, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of December 31, 2021, the Company was in compliance with the required covenants for minimum liquidity as the minimum EBITDA criteria is not applicable until additional tranches are drawn. As of December 31, 2021, borrowings under the Credit Agreement are classified based on their schedule maturities. As a result of the liquidity conditions discussed in Note 2, the Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional capital financing. If the Company is unable to maintain its minimum liquidity covenant, it is reasonably possible that the Lenders could demand repayment of the borrowings under the Credit Agreement during the next twelve months.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 15,060 shares of the Company’s common stock, at an exercise price equal to $160.65 per share. See Note 13(c) for additional information. The warrant is exercisable through May 29, 2027.

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which are being amortized using the effective interest method over the term of Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of December 31, 2021, the effective interest rate was 23.12%%, which takes into consideration the non-cash amortization of the debt issuance costs and accretion of the exit fee. The Company recorded debt issuance cost amortization related to the Credit Agreement of $844 and $492 for the years ended December 31, 2021 and 2020, respectively.

(12) Commitments and Contingencies

(a) Licenses and Supply Agreements

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($23,200 as of December 31, 2021) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through December 31, 2021, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($13,807 as of December 31, 2021) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through December 31, 2021, no such milestones have been achieved.

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents (“NMBs”) and a proprietary reversal agent from Cornell University (“Cornell”). The NMBs and reversal agent are referred to herein as the NMB Related Compounds. The NMB Related Compounds include one novel intermediate-acting NMB that has initiated Phase I clinical trials and two other agents, a novel short-acting NMB, and a rapid-acting reversal agent specific to these NMBs. The Company is obligated to make: (i) an annual license maintenance fee payment to Cornell in the remaining range of $70 to $125 until the first commercial sale of the NMB Related Compounds; and (ii) milestone payments to Cornell upon the achievement of certain milestones, up to a maximum, for each NMB Related Compound, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is obligated to pay Cornell royalties on net sales of the NMB Related Compound at a rate ranging from low to mid-single digits, depending on the applicable NMB Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company will reimburse Cornell ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMB Related Compounds. Through December 31, 2021, no such milestones have been achieved.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company is party to a Development, Manufacturing and Supply Agreement (“Supply Agreement”), with Alkermes plc (“Alkermes”) (through a subsidiary of Alkermes), pursuant to which Alkermes will (i) provide clinical and commercial bulk supplies of ANJESO formulation and (ii) provide development services with respect to the Chemistry, Manufacturing and Controls section of a New Drug Application (“an NDA”) for ANJESO. Pursuant to the Supply Agreement, Alkermes will supply the Company with such quantities of bulk ANJESO formulation as shall be reasonably required for the completion of clinical trials of ANJESO. During the term of the Supply Agreement, the Company will purchase its clinical and commercial supplies of bulk ANJESO formulation exclusively from Alkermes, subject to certain exceptions, for a period of time.

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

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component was (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components became payable upon regulatory approval in February 2020 and include (i) a $5,000 payment which was paid in three installments during 2020 and 2021, and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval, of which the first payment was made in the first quarter of 2021. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales.

As of December 31, 2021, the Company has paid $21,429 in milestone payments to Alkermes.

(c) Litigation

The Company is involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. The Company accrues for any legal costs as they are incurred. Except as disclosed below, the Company is not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations. In connection with the Separation, the Company accepted assignment by Recro of all of Recro’s obligations in connection with a securities class action lawsuit (the “Securities Litigation”) and agreed to indemnify Recro for all liabilities related to the Securities Litigation.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

On May 31, 2018, the Securities Litigation was filed against Recro and certain of Recro’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Recro concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Recro filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Recro filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Recro filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the motion to dismiss on August 17, 2020. On September 16, 2020, Recro filed a reply in support of the motion to dismiss. On March 1, 2021, Recro’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which must conclude by March 15, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. Recro filed an opposition to the plaintiff’s motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. Recro requested oral argument on this motion, and the plaintiff has taken the position that the motion can be decided on the papers. Motions for summary judgment must be filed by May 27, 2022. The Company believes that the lawsuit is without merit and intends to vigorously defend against it, unless and until a resolution satisfactory to Recro and the Company can be achieved. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company. As of December 31, 2021, the Company has recorded a receivable of $561, which represents the insurance recoverable expenses as the Company has met its insurance deductible related to this matter.

(d) Purchase Commitments

As of December 31, 2021, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $4,777 related to inventory and other goods and services, predominantly manufacturing activities. The timing of certain purchase commitments cannot be estimated as it is dependent on the outcome of other strategic evaluations and agreements.

(e) Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of December 31, 2021, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,317 from that date through June 2023.

(13) Capital Structure

(a) Common Stock

On November 21, 2019, the Company separated from Recro as a result of a special dividend distribution of all the outstanding shares of its common stock to Recro shareholders. On the distribution date, each Recro shareholder received one share of Baudax Bio’s common stock for every two and one-half shares of Recro common stock held of record at the close of business on November 15, 2019. Upon the Distribution, 268,473 shares of common stock were issued, of which 1,311 were distributed after December 31, 2019.

The Company is authorized to issue 190,000,000 shares of common stock, with a par value of $0.01 per share.

On February 13, 2020, the Company entered into a Sales Agreement (the “ATM Facility”) with JMP Securities LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, par value $0.01 per share, in an aggregate offering price of up to $25,000 through the Agent. On May 27, 2021, the Company voluntarily terminated the ATM Facility with the Agent. During the term of the ATM Facility, the Company sold an aggregate of 12,628 shares of common stock under the ATM Facility for net proceeds of $3,612. The Agent was paid a sales commission of 3% for such sales under the ATM Facility. The ATM Facility was terminable at will by the Company with no penalty.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

On March 26, 2020, the Company closed an underwritten public offering of 219,780 shares of its common stock, Series A Warrants to purchase 219,780 shares of common stock (the “March Series A Warrants”) and Series B Warrants to purchase 219,780 shares of common stock (the “March Series B Warrants”), at an exercise price of $160.65 per share for the March Series A Warrants and at an exercise price of $113.75 per share for the March Series B Warrants, for net proceeds to the Company of $23,085, after deducting underwriting discounts and commissions and offering expenses.

On November 24, 2020, the Company closed a registered direct offering of 81,429 shares of its common stock, warrants to purchase 289,330 shares of common stock (the “November Series A Warrants”) at an exercise price of $42.00 per share, pre-funded warrants to purchase 207,902 shares of common stock (the “November Series B Warrants”) at an exercise price of $0.35 per share, for net proceeds to the Company of $10,763. As compensation to H.C. Wainwright & Co., LLC (the “Placement Agent”) as placement agent, the Company agreed to pay to the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds, plus a management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. The Company also issued warrants to purchase 17,357 shares of common stock (the “November Placement Agent Warrants”) at an exercise price of $51.84375 per share.

On December 18, 2020, the Company closed a registered direct offering of 121,428 shares of its common stock, warrants to purchase 294,298 shares of common stock (the “December Series A Warrants”) at an exercise price of $41.30 per share, pre-funded warrants to purchase 172,869 shares of common stock (the “December Series B Warrants”) at an exercise price of $0.35 per share, for net proceeds to the Company of $10,933. As compensation to the Placement Agent, the Company agreed to pay to the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds, plus a management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. The Company also issued warrants to purchase 17,654 shares of common stock (the “December Placement Agent Warrants”) at an exercise price of $50.96875 per share.

On February 8, 2021, the Company closed a registered direct offering of 314,286 shares of common stock (the “February Offering”) at an offering price of $56.00 per share for net proceeds to the Company of $16,187. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the February Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the February Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 18,854 shares of common stock (the “February Placement Agent Warrants”) at an exercise price of $70.00 per share.

On May 31, 2021, the Company closed a registered direct offering of 400,815 shares of common stock (the “May Offering”) at an offering price of $29.75 per share and warrants to purchase 400,812 shares of common stock (the “May Warrants”) at an exercise price of $31.50 per share, for net proceeds to the Company of $10,861. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the May Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 24,046 shares of common stock (the “May Placement Agent Warrants”) at an exercise price of $37.1875 per share. The May Warrants and May Placement Agent Warrants were exercisable on the six-month anniversary of the closing date of the May Offering.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

On December 28, 2021, the Company closed a registered direct offering (the “December 2021 Offering”) of 42,289.3 shares of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a stated value of $100.00 per share and warrants to purchase 362,479 shares of common stock of the Company (the “December 2021 Warrants”) for net proceeds of $3,658. The shares of Preferred Stock are convertible, on the date after the issuance thereof, into an aggregate of 483,306 shares of common stock at a conversion price of $8.75 per share, of which 34,000 shares of Preferred Stock were converted to common stock on December 29, 2021. The Preferred Stock have no voting rights, other than the right to vote as a class on certain matters, and each share of Preferred Stock will have the right to cast 3,571 votes per share of Preferred Stock on an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s outstanding shares of common stock by a ratio to be determined by the Board of Directors of the Company, voting together with the common stock as a single class; and in accordance with Nasdaq Stock Market LLC Listing Rules, the votes cast by holders of the Preferred Stock must be counted by the Company in the same proportion as the aggregate shares of Common Stock voted on the proposal. The holders of Preferred Stock are entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of common stock. The Company recognized a beneficial conversion charge of $2,422 during the year ended December 31, 2021, which represents the in-the-money value of the conversion rate as of the date of issuance. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 7.0% of the gross proceeds raised in the December 2021 Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the December 2021 Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 28,996 shares of common stock (the “December 2021 Placement Agent Warrants”). The December 2021 Warrants and the December 2021 Placement Agent Warrants have an exercise price of $11.20 per share and were exercisable upon the six-month anniversary of their issuance.

(b) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share.

See Note 13(a) for additional information regarding the December 2021 Offering.

As of December 31, 2021, 8,289.3 shares of Preferred Stock were issued and outstanding.

(c) Warrants

On May 29, 2020, in connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 15,060 shares of common stock, at an exercise price equal to $160.65 per share (see Note 11(b)).

On October 19, 2020, the Company entered into Warrant Exchange Agreements (each, an “Exchange Agreement”) with certain holders (each, a “Holder”) of the Company’s outstanding March Series A Warrants and March Series B Warrants. Pursuant to the Exchange Agreements, the Holders, at their election, agreed to a cashless exchange of either all of their March Series A Warrants or March Series B Warrants, in each case for 0.0057 shares of the Company’s common stock per warrant (rounded up to the nearest whole share) (the “Exchange”). The Company issued 33,908 shares of its common stock to the participating Holders as a result of the Exchange.

As a result of the Exchange, pursuant to certain price adjustment provisions in the warrants, the exercise price of each of the March Series A Warrants or March Series B Warrants (including warrants held by holders not participating in the Exchange) that were not exchanged were adjusted to par value, or $0.35, for each share of common stock underlying such warrant. Pursuant to the Exchange Agreements, any outstanding warrant held by a Holder participating in the Exchange (i) was amended to remove certain anti-dilution and variable pricing protections and (ii) in the case of March Series A Warrants not exchanged by a participating Holder, was amended to adjust the expiration date of such March Series A Warrants to April 26, 2021 (which is the expiration date of the March Series B Warrants). The March Series A and Series B warrants were liability classified prior to the Exchange because they contained anti-dilution provisions that did not meet the standard definition of anti-dilution provisions. The Company recorded a mark-to-market adjustment to record the March Series A and Series B warrant at their fair values immediately prior to the Exchange and then reclassified the remaining balance of $21,858 to equity as a result of the issuance of shares and the removal of the anti-dilution and variable pricing protections in the Exchange.

On January 21, 2021, the Company entered into an agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in an offering (the “January Offering”), warrants exercisable for an aggregate of 294,298 shares of common stock of the Company (the “January Warrants”) at an offering price of $4.375 per warrant in exchange for the exercise of the institutional investor’s existing December Series A warrants that were issued to them on December 21, 2020, at an exercise price of $41.30 per warrant. The January Warrants have an exercise price of $56.00 per share.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As compensation to the Placement Agent, in connection with the January Offering, the Company agreed to pay to the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants), plus a management fee equal to 1.0% of the gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants) and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 17,654 shares of common stock (the “January Placement Agent Warrants”) at an exercise price of $70.00 per share.

During the year ended December 31, 2020, the Company issued 252,476 shares of common stock upon exercise of the March Series A and Series B Warrants for net proceeds of $2,538.

During the year ended December 31, 2020, the Company issued 207,902 shares of common stock upon exercise of the November Series B Warrants for proceeds of $73 and 172,869 shares of common stock upon exercise of the December Series B Warrants for proceeds of $60.

During the year ended December 31, 2021, the Company issued 3,189 shares of common stock upon exercise of the March Series B Warrants for net proceeds of $1 and 294,298 shares of common stock upon exercise of the December Series A Warrants for proceeds of $12,155.

As of December 31, 2021, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants, (non-participating holders)	919	$0.35	March 26, 2025
MAM Eagle Lender Warrant	15,060	$160.65	May 29, 2027
November Series A Warrants	289,330	$42.00	November 24, 2025
November Placement Agent Warrants	17,357	$51.84375	November 24, 2025
December Placement Agent Warrants	17,654	$50.96875	December 18, 2025
January Warrants	294,298	$56.00	January 21, 2026
January Placement Agent Warrants	17,654	$70.00	January 21, 2026
February Placement Agent Warrants	18,854	$70.00	February 8, 2026
May Warrants	400,812	$31.50	June 1, 2027
May Placement Agent Warrants	24,046	$37.1875	May 31, 2026
December 2021 Warrants	362,479	$11.20	June 27, 2027
December 2021 Placement Agent Warrants	28,996	$11.20	December 27, 2026

With the exception of the March Series A Warrants to purchase 919 shares of common stock related to the public offering and held by non-participating investors in the Exchange that are liability classified as they contain antidilution provisions that do not meet the standard definition of antidilution provisions, the remaining warrants outstanding are equity classified. There were 13,432 warrants to purchase shares of common stock that were unexercised at the expiration date and as a result cancelled as of April 26, 2021.

The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the liability classified warrants.

December 31, 2021
Series A Warrants
Fair value	$7
Expected dividend yield	—%
Expected volatility	79.31%
Risk-free interest rates	0.97%
Remaining contractual term	3.24 years

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

On March 1, 2022, the Company closed an underwritten public offering of 1,831,631 shares of its common stock, pre-funded warrants to purchase 1,677,141 shares of common stock at an exercise price of $0.01 per share and warrants to purchase 3,508,772 shares of common stock at an exercise price of $3.25 per share, as well as up to 526,315 additional shares of common stock and/or additional warrants to purchase up to 526,315 shares of common stock which may be purchased pursuant to a 30-day option to purchase additional securities granted to H.C. Wainwright & Co., LLC (the “Underwriter”) by the Company. The public offering price for each share of common stock and accompanying warrant to purchase one share of common stock was $2.85, and the public offering price for each pre-funded warrant and accompanying warrant was $2.84. As compensation to the Underwriter, the Company agreed to pay to the Underwriter a cash fee of 7.0% of the gross proceeds, plus a cash management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Underwriter warrants to purchase 210,526 shares of common stock at an exercise price of $3.5625 per share. On February 28, 2022, the Underwriter partially exercised its option to purchase an additional 113,896 warrants. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $8,842.

(14) Stock-Based Compensation

The Company has adopted the 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for a total of 85,714 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2021, the number of shares available for issuance under the 2019 Plan was increased by 120,605. The total number of shares authorized for issuance under the 2019 plan as of December 31, 2021 is 263,167. As of December 31, 2021, 93,376 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. The weighted average grant-date fair value of the Baudax Bio options awarded to employees during the years ended December 31, 2021 and 2020 was $17.92 and $47.60, respectively. Under the 2019 Plan, the fair value of the Baudax Bio options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2021	2020
Expected option life	5.6 years	5.7 years
Expected volatility	74.47%	74.24%
Risk-free interest rate	1.00%	0.50%
Expected dividend yield	—	—

The following table summarizes Baudax Bio stock option activity during the years ended December 31, 2021 and 2020:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2019	18,386	$221.55	9.9 years
Granted	55,136	75.09
Exercised	—	—
Expired/forfeited/cancelled	(8,317)	135.50
Balance, December 31, 2020	65,205	108.68	9.1 years
Granted	76,171	45.20
Exercised	—	—
Expired/forfeited/cancelled	(15,958)	62.09
Balance, December 31, 2021	125,418	$76.05	8.6 years
Vested	54,044	$86.72	7.7 years
Vested and expected to vest	125,418	$76.05	8.6 years

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Included in the table above are 24,958 stock options outstanding as of December 31, 2021 that were granted outside of the 2019 Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the year ended December 31, 2021 and 2020:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2019	39,405	$221.69
Granted	21,123	91.02
Vested and settled	(30,041)	225.32
Expired/forfeited/cancelled	(2,222)	135.68
Balance, December 31, 2020	28,265	126.94
Granted	37,382	34.24
Vested and settled	(20,370)	97.08
Expired/forfeited/cancelled	(4,208)	64.36
Balance, December 31, 2021	41,069	$63.79
Expected to vest	25,943

Included in the table above are 7,078 time-based RSUs outstanding as of December 31, 2021 that were granted outside of the 2019 Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was $4,789 and $9,341, respectively. For the current year, this represents stock-based compensation from the Baudax Bio awards as well as stock-based compensation from the Recro Equity Plan for the acceleration of vesting for Baudax Bio employees in their Recro awards. For the prior year, this represents stock-based compensation from the 2019 Plan as well as stock-based compensation from the Recro Equity Plan for certain Baudax Bio employees who were continuing to vest in their Recro awards but were not performing services for Recro.

As of December 31, 2021, there was $3,902 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.4 years. As of December 31, 2021, there was $450 of unrecognized compensation expense related to unvested performance-based RSUs.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of December 31, 2021, there was no aggregate intrinsic value of the vested and unvested options.

(15) Income Taxes

The components of loss before income tax are as follows:

	December 31,
	2021	2020
Domestic	$(18,347)	$(74,277)
Foreign	(1,422)	(1,823)
Loss before income taxes	$(19,769)	$(76,100)

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The components of income tax provision (benefit) are as follows:

	December 31,
	2021	2020
Current:
Federal	$—	$—
State and local	—	—
Foreign	—	—
	—	—
Deferred:
Federal	(4,116)	(11,196)
State and local	636	(4,318)
Foreign	228	(228)
	(3,252)	(15,742)
Change in valuation allowance	3,252	15,742
	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign tax rate differential	—	(0.2)%
State taxes, net of federal benefit	(3.2)%	5.7%
Nondeductible expenses	(0.2)%	(5.8)%
Change in valuation allowance	(16.5)%	(20.7)%
Other	(1.1)%	—
Effective income tax rate	—	—

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$26,679	$15,289
Intangibles	2,559	2,469
Contingent consideration	1,709	11,485
Stock-based compensation	1,587	853
Operating lease liability	(55)	43
Other temporary differences	890	420
Gross deferred tax asset	33,369	30,559
Valuation allowance	(33,087)	(29,714)
Net deferred tax asset	282	845

Deferred tax liabilities:
Prepaid expenses	(389)	(792)
Right-of-use asset	63	(43)
Other	44	(10)
Deferred tax liabilities	(282)	(845)
Net deferred taxes	$—	$—

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

In 2021 and 2020, the Company evaluated the need for a valuation allowance against its U.S. and state deferred tax assets based on the available positive and negative evidence available as if the Company was a standalone entity for all periods presented. An important aspect of objective negative evidence evaluated was the Company’s historical operating results over its life to date. The Company is in a three-year cumulative loss position through December 31, 2021. Thus, it is more likely than not that the Company’s U.S. and state deferred tax assets will not be realized, and a full valuation allowance has been recognized against the Company’s U.S. and state deferred tax assets.

The following table summarizes carryforwards of Federal net operating losses and tax credits as of December 31, 2021:

	Amount	Expiration
Federal net operating losses	$95,796	No expiration
State net operating losses	$86,762	2025 – 2041
Foreign net operating losses	$673	No expiration

Under the Tax Reform Act of 1986, as amended (the “Act”), the utilization of a corporation’s net operating loss and research and development tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the carryforward period. The Company has done an analysis to determine whether or not ownership changes, as defined by the Act, have occurred since inception in 2019. The Company determined that it has experienced ownership changes, as defined by the Act, during the current and previous tax years as a result of financings; accordingly, the Company’s ability to utilize the aforementioned carryforwards will be limited. Subsequent ownership changes may affect the limitation in future years. In addition, state net operating loss carryforwards may be further limited, including in Pennsylvania, which has a limitation of 40% of taxable income after modifications and apportionment on state net operating losses utilized in any one year during tax years beginning 2019 going forward. The Company has not conducted an IRS Section 382 study for the year ended December 31, 2021.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(16) Related Party Transactions

Recro became a related party to the Company following the Separation. As part of the Separation, the Company entered into a transition services agreement with Recro, which terminated on December 31, 2020. Under the transition services agreement, the Company provided certain services to Recro, each related to corporate functions, which were charged to Recro. For the year ended December 31, 2020, the Company recorded income of $1,964 related to the transition services agreement, which is recorded as a reduction in selling, general and administrative expenses.

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

(17) Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the year ended December 31, 2021 and 2020 were $773 and $628, respectively.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(18) Subsequent Event

On March 13, 2022, the Company implemented a reduction in workforce of approximately 66 positions, aimed at reducing operating expenses. The Company estimates that it will incur approximately $4,000 of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. The Company communicated the workforce reduction on March 14, 2022 and expects the majority of the costs to be incurred during the first half of 2022. The Company expects to complete the reduction in workforce by the end of the second quarter of 2022.