Form 10-Q
period 2022-03-31
Baudax Bio, Inc.
filed 2022-05-05
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2022

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

As of May 3, 2022, there were 6,422,762 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would,” “could,” “should,” “potential,” “seek,” “evaluate,” “pursue,” “continue,” “design,” “impact,” “affect,” “forecast,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

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
•
the results, timing and outcome of our clinical trials of our product candidates, and any future clinical trials and preclinical studies;
•
our ability to source materials needed for our drug candidates, optimize formulations for stability and other characteristics;
•
our relationships with Alkermes plc, or Alkermes, other third parties, licensors, collaborators, and our employees;
•
potential indemnification liabilities we may owe to Societal CDMO, Inc., or Societal CDMO, formerly Recro Pharma, Inc., after the separation of Societal CDMO’s acute care business and transfer of such assets to us, or the Separation;
•
the effects of changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, tax impacts and net operating loss utilization related to the Separation from Societal CDMO and changes in the tax laws;
•
our ability to comply with the regulatory schemes applicable to our business and other regulatory developments in the United States and foreign countries;
•
the performance of third-parties upon which we depend, including third-party contract research organizations, or CROs, and third-party suppliers, manufacturers including Alkermes and Patheon UK Limited, group purchasing organizations, distributors, supply chain and logistics providers;
•
our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•
our ability to maintain our relationships, profitability and contracts with our key commercial partners;
•
our ability to defend any material litigation filed against us and avoid liabilities resulting from any material litigation, including any liabilities associated with the ongoing securities class action filed against Societal CDMO for which we have agreed to indemnify Societal CDMO;

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
•
the volatility of capital markets and other macroeconomic factors, including geopolitical tensions or the outbreak or escalation of hostilities or war;
•
our ability to operate under increased leverage and associated lending covenants; to pay existing required interest and principal amortization payments when due; and/or to obtain acceptable refinancing alternatives; and
•
our expectations regarding the impact of the ongoing COVID-19 pandemic including, but not limited to, the emergence of variants of the virus, the availability and efficacy of vaccines for COVID-19 and peoples’ willingness to avail themselves of such vaccines, the expected duration of disruption and immediate and long-term delays, disruption in the commercialization of ANJESO, our ability to access hospital systems and formulary committees, manufacturing and supply chain interruptions, including but not limited to manufacturing components and raw materials, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022, or the 2021 Annual Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report and you should not place undue reliance on any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,527	$15,891
Accounts receivable, net	608	542
Inventory	5,212	5,002
Prepaid expenses and other current assets	2,369	2,059
Total current assets	19,716	23,494
Property, plant and equipment, net	4,992	5,015
Intangible assets, net	21,034	21,678
Goodwill	2,127	2,127
Other long-term assets	944	963
Total assets	$48,813	$53,277
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,284	$1,468
Accrued expenses and other current liabilities	6,837	5,540
Current portion of long-term debt, net	3,056	2,222
Current portion of contingent consideration	7,220	6,416
Total current liabilities	20,397	15,646
Long-term debt, net	5,705	6,309
Long-term portion of contingent consideration	12,339	17,446
Other long-term liabilities	629	650
Total liabilities	39,070	40,051
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; issued and outstanding, 0 shares at March 31, 2022 and 8,289 shares at December 31, 2021	—	—
Common stock, $0.01 par value. Authorized, 190,000,000 shares; issued and outstanding, 6,412,979 shares at March 31, 2022 and 2,807,239 shares at December 31, 2021	64	28
Additional paid-in capital	154,577	145,287
Accumulated deficit	(144,898)	(132,089)
Total shareholders’ equity	9,743	13,226
Total liabilities and shareholders’ equity	$48,813	$53,277

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2022	2021
Revenue, net	$422	$198

Operating expenses:
Cost of sales	648	821
Research and development	1,293	1,108
Selling, general and administrative	14,190	12,088
Amortization of intangible assets	644	644
Change in warrant valuation	(5)	18
Change in contingent consideration valuation	(3,803)	1,841
Total operating expenses	12,967	16,520
Operating loss	(12,545)	(16,322)
Other expense:
Other expense, net	(264)	(590)
Net loss	$(12,809)	$(16,912)

Per share information:
Net loss per share of common stock, basic and diluted	$(3.17)	$(9.46)

Weighted average common shares outstanding, basic and diluted	4,038,434	1,788,118

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2021	8,289	$—	2,807,239	$28	$145,287	$(132,089)	$13,226
Stock-based compensation expense	—	—	—	—	521	—	521
Issuance of common stock and warrants for public offering, net	—	—	3,508,772	35	8,784	—	8,819
Issuance of common stock and warrants for registered direct offerings, net	—	—	—	—	(13)	—	(13)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	2,234	—	(1)	—	(1)
Conversion of preferred stock	(8,289)	—	94,734	1	(1)	—	—
Net loss	—	—	—	—	—	(12,809)	(12,809)
Balance, March 31, 2022	—	$—	6,412,979	$64	$154,577	$(144,898)	$9,743

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2020	—	$—	1,391,099	$14	$97,507	$(112,320)	$(14,799)
Recro Pharma allocation - stock-based compensation	—	—	—	—	1,201	—	1,201
Stock-based compensation expense	—	—	—	—	975	—	975
Issuance of common stock and warrants for registered direct offerings, net	—	—	314,286	3	16,424	—	16,427
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	1,205	—	(41)	—	(41)
Exercise of warrants	—	—	297,484	3	12,152	—	12,155
Net loss	—	—	—	—	—	(16,912)	(16,912)
Balance, March 31, 2021	—	$—	2,004,074	$20	$128,218	$(129,232)	$(994)

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(12,809)	$(16,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	521	2,304
Non-cash interest expense	226	229
Depreciation expense	43	86
Amortization	644	644
Change in warrant valuation	(5)	18
Change in contingent consideration valuation	(3,803)	1,841
Changes in operating assets and liabilities:
Inventory	(210)	205
Prepaid expenses and other assets	(287)	840
Accounts receivable	(66)	(112)
Accounts payable, accrued expenses and other liabilities	2,843	(3,148)
Net cash used in operating activities	(12,903)	(14,005)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(73)
Purchase of short-term investments	—	(7,495)
Net cash used in investing activities	(20)	(7,568)
Cash flows from financing activities:
Proceeds from public offering, net of transaction costs	9,074	—
Proceeds from registered direct offerings, net of transaction costs	(13)	16,236
Proceeds from warrant exercises	—	12,155
Payment of contingent consideration	(500)	(6,429)
Payments of withholdings on shares withheld for income taxes	(2)	(41)
Net cash provided by financing activities	8,559	21,921
Net (decrease) increase in cash and cash equivalents	(4,364)	348
Cash and cash equivalents, beginning of period	15,891	30,342
Cash and cash equivalents, end of period	$11,527	$30,690
Supplemental disclosure of cash flow information:
Offering costs included in accounts payable and accrued expenses	$281	$38

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1) Background

Business

Baudax Bio, Inc. (“Baudax Bio” or the “Company”) is a pharmaceutical company primarily focused on innovative products for hospital and related acute care settings. Baudax Bio believes it can bring valuable therapeutic options to patients, prescribers and payers, such as its lead product, ANJESO® (meloxicam) injection, to the hospital and acute care markets.

Baudax Bio launched ANJESO, which is indicated for the management of moderate to severe pain, in 2020. ANJESO is currently approved for use within the Department of Veterans Affairs, the Department of Defense, Indian Health Service, 340B covered entities, and multiple state Medicaid programs.

The Company has determined that it operates in a single segment involved in innovative products for hospital and other acute care settings.

The Separation

Pursuant to the Separation Agreement between Societal CDMO, Inc. (“Societal CDMO”), formerly Recro Pharma, Inc., and Baudax Bio, Societal CDMO transferred the assets, liabilities, and operations of its Acute Care business to the Company (the “Separation”) and, on November 21, 2019, the distribution date, each Societal CDMO shareholder received one share of the Company’s common stock for every two and one-half shares of Societal CDMO common stock held of record at the close of business on November 15, 2019, the record date for the distribution (the “Distribution”). Following the Distribution and Separation, Baudax Bio operates as a separate, independent company.

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

(2) Development-Stage Risks, Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows since inception and has an accumulated deficit of $144,898 as of March 31, 2022.

The Company has raised funds from debt and equity transactions and will be required to raise additional funds to continue to operate as a standalone entity. In order to fund development activities, clinical and pre-clinical testing, modest commercialization of ANJESO and, if approved, commercialization of the Company’s other product candidates, the Company will require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to holders of the Company’s common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. Based on the Company’s available cash and cash equivalents as of March 31, 2022, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. The Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional inflows of funds or capital financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Summary of Significant Accounting Principles

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Form 10-K.

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

(d) Short-Term Investments

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

(e) Property and Equipment

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

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. The Company performed an impairment test as of March 31, 2022 after identifying indicators of impairment. There was no impairment to goodwill based on the analysis.

The Company’s intangible asset is classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life and is being amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company performed an impairment test as of March 31, 2022 after identifying indicators of impairment. There was no impairment to intangible assets based on the analysis as of March 31, 2022.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. The Company manages its cash, cash equivalents and short-term investments based on established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company’s accounts receivable balance as of March 31, 2022 and December 31, 2021 is compromised solely from transactions with the Company’s 3PL.

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

(k) Income Taxes

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

(l) Net Loss Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 13(b)). Except with respect to voting and conversion, the rights of the holders of the Company’s common stock and the Company’s Series A Preferred Stock are identical. Each class of shares has the same rights to dividends. Although the Preferred Stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss per share calculation as of March 31, 2022.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2022	2021
Basic Loss Per Share
Net loss	$(12,809)	$(16,912)
Weighted average common shares outstanding, basic and diluted	4,038,434	1,788,118
Net loss per share of common stock, basic and diluted	$(3.17)	$(9.46)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options and restricted stock units outstanding	145,589	124,523
Warrants	5,320,653	653,191

Amounts in the table above reflect the common stock equivalents of the noted instruments.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(m) Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” or ASU 2020-06. ASU 2020-06 simplifies accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company adopted this guidance as of January 1, 2022, using the full retrospective method of adoption. The adoption eliminated the presentation of the beneficial conversion feature on the consolidated statement of operations and had no other material impact to the Company.

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” or ASU 2021-04. ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and early adoption is permitted. The Company adopted this guidance as of January 1, 2022, using the prospective method of adoption. This adoption did not have a material impact to the Company or its disclosures.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” or ASU 2021-10. ASU 2021-10 requires entities to provide disclosures on government assistance transactions for annual reporting periods. The disclosures include information around the nature of the transaction, the related accounting policies used to account for the transaction, the effect of the transaction on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company adopted this guidance as of January 1, 2022, using the prospective method of adoption. This adoption did not have a material impact to the Company or its disclosures.

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

(4) Fair Value of Financial Instruments

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurement recognition and disclosure purposes for its financial assets and financial liabilities that are remeasured and reported at fair value each reporting period. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, warrants, and contingent consideration. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value, as follows:

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
•
Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At March 31, 2022:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$8,110	$—	$—
Total cash equivalents	$8,110	$—	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$1
Contingent consideration (See Note 12(b))	—	—	19,559
	$—	$—	$19,560

At December 31, 2021:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$10,110	$—	$—
Total cash equivalents	$10,110	$—	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$7
Contingent consideration (See Note 12(b))	—	—	23,862
	$—	$—	$23,869

The reconciliation of the warrant liability and contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2020	$65	$65,043
Payment of contingent consideration	—	(7,869)
Remeasurement	(58)	(33,312)
Balance at December 31, 2021	$7	$23,862
Payment of contingent consideration	—	(500)
Remeasurement	(6)	(3,803)
Total at March 31, 2022	$1	$19,559

Current portion as of March 31, 2022	$—	$7,220
Long-term portion as of March 31, 2022	1	12,339

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

See Note 13(c) for the significant assumptions and inputs used to determine the fair value of liability classified warrants.

Based on the amended terms of the Alkermes agreement (see Note 12(b)), the remaining contingent consideration payments include the second components, which became payable upon regulatory approval, and includes remaining payments of $45,000 payable in seven equal annual payments of approximately $6,400 of which the first payment was made in February 2021, the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales. The fair value of the remaining second consideration component is estimated by applying a risk-adjusted discount rate to the scheduled remaining payments. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of March 31, 2022, the fair value calculations used a discount rate of 35.00%.

The fair value of the contingent consideration liability is measured using inputs and assumptions as of the date of the financial statements. The current portion of the contingent consideration represents the estimated probability-adjusted fair value that is expected to become payable within one year as of March 31, 2022. Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued, are adjusted in the period during which such events and circumstances occur.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2022, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at March 31, 2022 due to the fact that the debt arrangements reflect market terms from recent transactions.

(5) Cash Equivalents

The following is a summary of cash equivalents:

	March 31, 2022
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$8,110	$—	$—	$8,110
Total cash equivalents	$8,110	$—	$—	$8,110

	December 31, 2021
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$10,110	$—	$—	$10,110
Total cash equivalents	$10,110	$—	$—	$10,110

As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents had maturities of one month.

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

Inventory consists of the following:

	March 31, 2022	December 31, 2021
Raw materials	$26	$53
Sub-assemblies	3,919	4,656
Finished goods	1,663	645
	5,608	5,354
Provision for inventory obsolescence	(396)	(352)
Inventory	$5,212	$5,002

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2022	December 31, 2021
Building and improvements	$196	$196
Furniture, office and computer equipment	952	952
Manufacturing and laboratory equipment	717	717
Construction in progress	4,642	4,622
	6,507	6,487
Less: accumulated depreciation	1,515	1,472
Property, plant and equipment, net	$4,992	$5,015

Depreciation expense for the three months ended March 31, 2022 and 2021 was $43 and $86, respectively.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of March 31, 2022, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2022	$347
2023	270
2024	278
2025	278
2026 and thereafter	582
Total lease payments	1,755
Less imputed interest	(820)
Total operating lease liability	$935

As of March 31, 2022, the weighted average remaining lease term was 6 years and the weighted average discount rate was 23%.

The components of the Company’s lease cost were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$73	$89
Short-term lease cost	37	39
Total lease cost	$110	$128

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $131 and $128 for the three months ended March 31, 2022 and 2021, respectively.

(9) Intangible Assets

The following represents the balances of the intangible assets:

	March 31, 2022	December 31, 2021
Asset resulting from R&D activities	$26,400	$26,400
Accumulated Amortization	(5,366)	(4,722)
Intangible assets, net	$21,034	$21,678

Amortization expense for both the three months ended March 31, 2022 and 2021 was $644, respectively.

As of March 31, 2022, future amortization expense is as follows:

Amortization
Remainder of 2022	$1,932
2023	2,576
2024	2,576
2025	2,576
2026 and thereafter	11,374
Total	$21,034

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Payroll and related costs	$4,512	$3,516
Professional and consulting fees	1,186	1,071
Other research and development costs	490	157
Interest payable	116	116
Other	533	680
	$6,837	$5,540

In November 2020, the Company implemented a reduction in force impacting approximately 40 employees and resulted in a charge of $1,753, primarily related to severance, of which $25 remains accrued and unpaid as of March 31, 2022.

In March 2022, the Company implemented a reduction in force impacting approximately 66 employees and resulted in a charge of $4,148, primarily related to severance, of which $3,667 remains accrued and unpaid as of March 31, 2022.

(11) Debt

The following table summarizes the components of the carrying value of debt:

	March 31,	December 31,
	2022	2021
Credit Agreement	$10,000	$10,000
Unamortized deferred issuance costs	(1,372)	(1,583)
Exit fee accretion	133	114
Total debt	$8,761	$8,531

Current portion	$3,056	$2,222
Long-term portion, net	5,705	6,309

(a) Credit Agreement

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of March 31, 2022, no funds have been drawn from the additional tranches.

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

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of March 31, 2022, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of March 31, 2022, the Company was in compliance with the required covenants for minimum liquidity as the minimum EBITDA criteria is not applicable until additional tranches are drawn. As of March 31, 2022, borrowings under the Credit Agreement are classified based on their schedule maturities. As a result of the liquidity conditions discussed in Note 2, the Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional capital financing. If the Company is unable to maintain its minimum liquidity covenant, it is reasonably possible that the Lenders could demand repayment of the borrowings under the Credit Agreement during the next twelve months.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which are being amortized using the effective interest method over the term of Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of March 31, 2022, the effective interest rate was 23.12%, which takes into consideration the non-cash amortization of the debt issuance costs and accretion of the exit fee. The Company recorded debt issuance cost amortization related to the Credit Agreement of $211 for both the three months ended March 31, 2022 and 2021, respectively.

(12) Commitments and Contingencies

(a) Licenses and Supply Agreements

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($22,783 as of March 31, 2022) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through March 31, 2022, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($13,560 as of March 31, 2022) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through March 31, 2022, no such milestones have been achieved.

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents (“NMBs”) and a proprietary reversal agent from Cornell University (“Cornell”). The NMBs and reversal agent are referred to herein as the NMB Related Compounds. The NMB Related Compounds include one novel intermediate-acting NMB that has initiated Phase I clinical trials and two other agents, a novel short-acting NMB, and a rapid-acting reversal agent specific to these NMBs. The Company is obligated to make: (i) an annual license maintenance fee payment to Cornell in the remaining range of $70 to $125 until the first commercial sale of the NMB Related Compounds; and (ii) milestone payments to Cornell upon the achievement of certain milestones, up to a maximum, for each NMB Related Compound, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is obligated to pay Cornell royalties on net sales of the NMB Related Compound at a rate ranging from low to mid-single digits, depending on the applicable NMB Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company reimburses Cornell for its ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMB Related Compounds. Through March 31, 2022, no such milestones have been achieved.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(b) Contingent Consideration for the Alkermes Transaction

On April 10, 2015, Societal CDMO completed the acquisition of a manufacturing facility in Gainesville, Georgia and the licensing and commercialization rights to injectable meloxicam (the “Alkermes Transaction”). Pursuant to the purchase and sale agreement and subsequent amendment with Alkermes, as amended, governing the Alkermes Transaction, the Company agreed to pay to Alkermes up to an additional $140,000 in milestone payments including $60,000 upon regulatory approval payable over a seven-year period, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam.

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component was (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components became payable upon regulatory approval in February 2020 and include (i) a $5,000 payment which was paid in three installments during 2020 and 2021, and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval, of which the first payment was made in the first quarter of 2021. The Company paid $500 of the second payment, which was due in the first quarter of 2022, and will make monthly payments of $250 for two months and payments of $200 thereafter until fully paid, as agreed between the Company and Alkermes. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales, which is paid quarterly.

As of March 31, 2022, the Company has paid $21,929 in milestone payments to Alkermes.

(c) Litigation

The Company is involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. The Company accrues for any legal costs as they are incurred. Except as disclosed below, the Company is not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations. In connection with the Separation, the Company accepted assignment by Societal CDMO of all of Societal CDMO’s obligations in connection with a securities class action lawsuit (the “Securities Litigation”) and agreed to indemnify Societal CDMO for all liabilities related to the Securities Litigation.

On May 31, 2018, the Securities Litigation was filed against Societal CDMO and certain of Societal CDMO’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Societal CDMO concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Societal CDMO filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Societal CDMO filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Societal CDMO filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the motion to dismiss on August 17, 2020. On September 16, 2020, Societal CDMO filed a reply in support of the motion to dismiss. On March 1, 2021, Societal CDMO’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which must conclude by March 15, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. Societal CDMO filed an opposition to the plaintiff’s motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. As of March 31, 2022, the Company had recorded a receivable of $914 which represents the insurance recoverable expenses as the Company has met its insurance deductible related to this matter.

On March 24, 2022, the plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the court stay all deadlines. The parties are currently negotiating the terms of a Stipulation and Agreement of Settlement.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(d) Purchase Commitments

As of March 31, 2022, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $4,489 related to inventory and other goods and services, predominantly manufacturing activities. The timing of certain purchase commitments cannot be estimated as it is dependent on the outcome of other strategic evaluations and agreements.

(e) Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of March 31, 2022, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,317, from that date through September 2023.

(13) Capital Structure

(a) Common Stock

On November 21, 2019, the Company separated from Societal CDMO as a result of a special dividend distribution of all the outstanding shares of its common stock to Societal CDMO shareholders. On the distribution date, each Societal CDMO shareholder received one share of Baudax Bio’s common stock for every two and one-half shares of Societal CDMO common stock held of record at the close of business on November 15, 2019. Upon the Distribution, 268,473 shares of common stock were issued, of which 1,311 were distributed after December 31, 2019.

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

On March 1, 2022, the Company closed an underwritten public offering of 1,831,631 shares of its common stock, pre-funded warrants to purchase 1,677,141 shares of common stock at an exercise price of $0.01 per share and warrants to purchase 3,508,772 shares of common stock at an exercise price of $3.25 per share, as well as up to 526,315 additional shares of common stock and/or additional warrants to purchase up to 526,315 shares of common stock, which may be purchased pursuant to a 30-day option to purchase additional securities granted to H.C. Wainwright & Co., LLC (the “Underwriter”) by the Company. The public offering price for each share of common stock and accompanying warrant to purchase one share of common stock was $2.85, and the public offering price for each pre-funded warrant and accompanying warrant was $2.84. As compensation to the Underwriter, the Company agreed to pay to the Underwriter a cash fee of 7.0% of the gross proceeds, plus a cash management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Underwriter warrants to purchase 210,526 shares of common stock at an exercise price of $3.5625 per share. On February 28, 2022, the Underwriter partially exercised its option to purchase an additional 113,896 warrants. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $8,842.

(b) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of March 31, 2022, no preferred stock was issued or outstanding.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

See Note 13(a) for additional information regarding the December 2021 Offering.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of March 31, 2022, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	919	$0.35	March 26, 2025
MAM Eagle Lender Warrant	15,060	$160.65	May 29, 2027
November Series A Warrants	289,330	$42.00	November 24, 2025
November Placement Warrants	17,357	$51.84375	November 24, 2025
December Placement Warrants	17,654	$50.96875	December 18, 2025
January Warrants	294,298	$56.00	January 21, 2026
January Placement Warrants	17,654	$70.00	January 21, 2026
February Placement Warrants	18,854	$70.00	February 8, 2026
May Warrants	400,812	$31.50	June 1, 2027
May Placement Warrants	24,046	$37.1875	May 31, 2026
December 2021 Warrants	362,479	$11.20	June 27, 2027
December 2021 Placement Agent Warrants	28,996	$11.20	December 27, 2026
March 2022 Warrants	3,622,668	$3.25	March 1, 2027
March 2022 Underwriter Warrants	210,526	$3.56	February 24, 2027

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

March 31, 2022
Series A Warrants
Fair value	$1
Expected dividend yield	—%
Expected volatility	75.91%
Risk-free interest rates	2.45%
Remaining contractual term	3.0 years

(14) Stock-Based Compensation

The Company has adopted the 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for a total of 85,714 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2021, the number of shares available for issuance under the 2019 Plan was increased by 120,605. The total number of shares authorized for issuance under the 2019 Plan as of March 31, 2022 is 263,167. As of March 31, 2022, 99,210 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. There were no options granted during the three months ended March 31, 2022. The weighted average grant-date fair value of the Baudax Bio options awarded to employees during the three months ended March 31, 2021 was $27.51.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Under the 2019 Plan, the fair value of the Baudax Bio options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

March 31,
2021
Expected option life	5.5 years
Expected volatility	75.68%
Risk-free interest rate	0.68%
Expected dividend yield	—

The following table summarizes Baudax Bio stock option activity during the three months ended March 31, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2021	125,418	$76.05	8.6 years
Expired/forfeited/cancelled	(15,338)	$46.57
Balance, March 31, 2022	110,080	$80.16	7.5 years
Vested	56,462	$87.67	6.0 years
Vested and expected to vest	110,080	$80.16	7.5 years

Included in the table above are 14,402 stock options outstanding as of March 31, 2022 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the three months ended March 31, 2022:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2021	41,069	$63.79
Vested and settled	(1,484)	48.54
Expired/forfeited/cancelled	(4,076)	44.86
Balance, March 31, 2022	35,509	$66.60
Expected to vest	20,383

Included in the table above are 3,124 time-based RSUs outstanding as of March 31, 2022 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $521 and $2,304, respectively.

As of March 31, 2022, there was $2,783 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.2 years. As of March 31, 2022, there was $450 of unrecognized compensation expense related to unvested performance-based RSUs.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of March 31, 2022, there was no aggregate intrinsic value of the vested and unvested options.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(15) Related Party Transactions

Societal CDMO became a related party to the Company following the Separation. As part of the Separation, the Company entered into a transition services agreement with Societal CDMO, which terminated on December 31, 2020. Under the transition services agreement, the Company provided certain services to Societal CDMO, each related to corporate functions, which were charged to Societal CDMO.

In connection with the Separation, Societal CDMO and Baudax Bio entered into an Employee Matters Agreement. The Employee Matters Agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the Distribution including, without limitation, the treatment of outstanding Societal CDMO equity awards.

In connection with the Separation, Societal CDMO and Baudax Bio entered into a Tax Matters Agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ending on or before the Distribution date, as well as tax periods beginning after the Distribution date.

(16) Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended March 31, 2022 and 2021 were $290 and $270, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim unaudited financial statements contained in Part I, Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” the “Company” or “Baudax Bio” refer to Baudax Bio, Inc. and its consolidated subsidiaries.

Overview

We are a pharmaceutical company primarily focused on innovative products for hospital and related acute care settings. We believe that we can bring valuable therapeutic options for patients, prescribers and payers to the hospital and related acute care markets.

In mid-2020, we launched our first commercial product, ANJESO, in the United States. ANJESO is the first and only 24-hour, intravenous, or IV, analgesia agent. ANJESO is a cyclooxygenase-2, or COX-2, preferential, non-steroidal anti-inflammatory, or NSAID, for the management of moderate to severe pain, which can be administered alone or in combination with other non-NSAID analgesics. We have successfully completed three Phase III clinical trials, including two pivotal efficacy trials, a large double-blind Phase III safety trial and two Phase IIIb programs evaluating ANJESO clinical safety and efficacy along with its health economic impacts in specific surgical settings. We continue to evaluate strategic partnerships to commercialize ANJESO outside of the United States.

We utilize our internal field team and collaborate with contracted third parties, to market ANJESO to health care professionals at key targeted institutions for the commercialization of ANJESO in the United States. The Centers for Medicare and Medicaid Services, or CMS, established a unique J-code for ANJESO in the fourth quarter of 2020. ANJESO has transitional pass-through status under traditional Medicare plans for a period of 3 years. We have also entered into agreements with leading group purchasing organizations in the U.S., including Vizient Inc., Premier Inc. and HealthTrust, as well as one of the top three integrated delivery networks that serves over twelve million patients nationwide, for availability of ANJESO to their member institutions. In September 2021, we signed an agreement for terms of availability with a leading operator of surgical facilities and ancillary services nationally, with over 150 locations nationwide, which became effective October 1, 2021. In addition, ANJESO is currently approved for use within the Department of Veterans Affairs, the Department of Defense, Indian Health Service, 340B covered entities, and multiple state Medicaid programs.

We have seen continued growth of ANJESO through deepening usage at existing accounts, as well as through the addition of new accounts in the quarter, which contributed to the first quarter of 2022 being our best quarter since launch. The number of vials sold to end-users increased approximately 20% in the first quarter of 2022 versus the fourth quarter of 2021 and increased approximately 141% over the first quarter of prior year.

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

COVID-19 Impact

Our efforts to commercialize ANJESO were impacted in 2020, 2021, and continue to impact us in 2022 on a variable basis depending on the timing, location and extent of the outbreaks. There may continue to be impact from the COVID-19 pandemic, particularly in light of the surge of new COVID-19 cases relating to new variants, such as the Delta and Omicron variants, and any new and potentially more virulent variants that may emerge. Intermittent impacts in the reduction of elective surgeries have occurred and this has had an impact in the recent quarter, especially in January and February. Overall, many centers have yet returned to pre-COVID levels of surgeries even where the impact of COVID-19 and its variants have not been as great. In addition, COVID-19 has impacted revenue for many hospitals, caused a reduction in hospital staffing, lead to a diversion in resources from other normal activities to patients suffering from COVID-19, and caused a limitation in hospital access for nonpatients, including our sales professionals, which we believe has impacted and will continue to impact our marketing and commercialization efforts. Further, hospitals and ambulatory surgical centers may experience staffing shortages as a result of employee non-compliance with government or employer mandated vaccination requirements, which could reduce the number of elective surgeries that can be performed at hospitals with staffing shortages. We believe a reduction in elective surgeries during the COVID-19 pandemic has impacted and may continue to impact demand for ANJESO.

We anticipate that many hospitals and health care providers will continue to suffer negative financial consequences due to an increase in unexpected costs, including for personal protective equipment, and ventilators, and this impact may result in ongoing decreased revenue. If fewer elective procedures are being performed, we believe this may negatively impact ANJESO growth rates. In addition, in some areas the absence of hospital formulary meetings where new drugs can be adopted has had ongoing variable impact on our efforts to commercialize ANJESO. Many hospital formularies have resumed meetings after a 6-month, or longer, absence. Despite the existence of a backlog of products scheduled to be reviewed, we believe we will make progress with having ANJESO added to additional hospital formularies over the near term. Due to the rapidly evolving environment, continued uncertainties from the impact of the COVID-19 global pandemic, and the recent regional outbreaks that are impacting the recovery, we cannot estimate the full extent to which our commercialization of ANJESO and financial results may be adversely impacted.

2022 Reduction in Force

Due to our current cash position, in March of 2022, we implemented a reduction in workforce by approximately 66 employees (representing approximately 80% of our total workforce), including 43 members of our sales force. We estimate that the reorganization will be substantially completed by the end of the second quarter and that we will incur approximately $4.0 million of charges for severance and other related costs, primarily during the first half of 2022 The reduction in force is designed to reduce our operational expenses substantially and conserve cash resources.

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

Research and Development Expenses

Research and development expenses currently consist primarily of costs incurred in connection with the pediatric development of ANJESO and the NMB portfolio activities. These expenses consist primarily of:

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

The majority of our external research and development costs have related to clinical trials, manufacturing of drug supply for pre-commercial products, analysis and testing of product candidates and patent costs. We expense costs related to clinical inventory and pre-commercial inventory until we receive approval from the FDA to market a product, at which time we commence capitalization of costs relating to that product to inventory. Costs related to facilities, depreciation and support are not charged to specific programs. Subsequent to regulatory approval of ANJESO, we allocated or recategorized certain personnel and overhead expenses related to medical affairs, supply chain, quality and regulatory support functions that had previously been recorded within research and development, to cost of sales or selling, general and administrative expenses in support of the commercialization of ANJESO. Pre-commercial activities directly utilizing personnel and overhead expenses from the medical affairs, supply chain, quality and regulatory support function continue to be recorded within research and development.

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
•
the emergence of competing technologies and products, including obtaining and maintaining patent protections, and other adverse market developments, which could impede our commercial efforts; and
•
the other risks disclosed in the sections titled “Risk Factors” of our 2021 Annual Report and this Quarterly Report.

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

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Societal CDMO’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018 and August 2020. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, $3.6 million paid in 2020, another $1.4 million paid in 2021, and $45.0 million over seven years beginning one year after approval, of which the first payment was made in the first quarter of 2021 and a partial payment was made on the second payment, which was due in the first quarter of 2022, with monthly payments of $0.2 million paid thereafter until fully paid, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent), which is paid quarterly. The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of March 31, 2022 recorded a $19.6 million payment obligation, representing the estimated probability adjusted fair value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of March 31, 2022, we have paid $21.9 million in milestone payments to Alkermes.

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Credit Agreement with MAM Eagle Lender, the amortization of related financing costs, and interest expense on a promissory note with PNC Bank under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) administered by the Small Business Administration (the “SBA”), which was fully forgiven during the year ended December 31, 2021.

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of March 31, 2022 and 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands)
Revenue, net	$422	$198

Operating expenses:
Cost of sales	648	821
Research and development	1,293	1,108
Selling, general and administrative	14,190	12,088
Amortization of intangible assets	644	644
Change in warrant valuation	(5)	18
Change in contingent consideration valuation	(3,803)	1,841
Total operating expenses	12,967	16,520
Operating loss	(12,545)	(16,322)
Other expense:
Other expense, net	(264)	(590)
Net loss	$(12,809)	$(16,912)

Revenue, net. For the three months ended March 31, 2022 and 2021, net product revenue was $0.4 million and $0.2 million, respectively, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue is recognized as shipments are made to our 3PL provider. The increase of $0.2 million was attributable to securing additional formulary approvals and generating trial and adoption of ANJESO, as well as increased end-user demand leading to increased purchasing by direct customers.

Cost of Sales. Our cost of sales was $0.6 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. We expensed costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the three months ended March 31, 2022 and 2021 were expensed prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. We expect that over time, product costs in cost of sales will increase as sales increase and inventory associated with the units manufactured prior to FDA approval are sold. The decrease of $0.2 million was primarily a result of the reduction of inventory scrap expense recorded in the current year compared to the prior year of $0.2 million.

Research and Development. Our research and development expenses were $1.3 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $0.2 million was primarily due to an increase in clinical trials costs associated with our ANJESO pediatric program of $0.2 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $14.2 million and $12.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $2.1 million was primarily a result of accrued severance costs associated with the reduction in force of the commercial team in the first quarter of 2022 of $1.7 million, as well as other marketing and travel costs of $0.4 million.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the three months ended March 31, 2022 and 2021, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life beginning in the first quarter of fiscal 2020.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was a decrease in value of $3.8 million for the three months ended March 31, 2022 and an increase in value of $1.8 million for the three months ended March 31, 2021. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The decrease in contingent consideration value for the three months ended March 31, 2022 was primarily due to updated forecasts for ANJESO due to the significant reduction of our commercial team. The increase in contingent consideration valuation for the three months ended March 31, 2021 was primarily due to the time value of money and change in interest rates, partially offset by adjusted timing of estimated milestone and royalty payments due to updated forecasts reflecting an estimate of the launch trajectory of ANJESO.

Other Expense, net. Other expense was $0.3 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, which was related to the interest expense incurred on our Credit Agreement with MAM Eagle Lender and the amortization of related financing costs.

Liquidity and Capital Resources

As of March 31, 2022, we had $11.5 million in cash and cash equivalents.

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

On December 28, 2021, we closed a registered direct offering of 42,289.3 shares of Series A Preferred Stock, par value $0.01 per share, or the Preferred Stock, and warrants to purchase 362,479 shares of common stock, or the December 2021 Warrants, for net proceeds of $3.7 million. The shares of Preferred Stock will have a stated value of $100.00 per share and are convertible, on the date after the issuance thereof, into an aggregate of 483,306 shares of common stock at a conversion price of $8.75 per share. As compensation to H.C. Wainwright & Co., LLC, or the Placement Agent, we agreed to pay the Placement Agent a cash fee of 7.0% of the gross proceeds raised in the December 2021 Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the December 2021 Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase 28,996 shares of common stock, or the December 2021 Placement Agent Warrants. The December 2021 Warrants and the December 2021 Placement Agent Warrants have an exercise price of $11.20 per share and will be exercisable upon the six-month anniversary of their issuance.

On May 31, 2021, we closed a registered direct offering of 400,815 shares of common stock, or the May Offering, at an offering price of $29.75 per share and warrants to purchase 400,812 shares of common stock, or the May Warrants, at an exercise price of $0.90 per share, for net proceeds of $10.9 million. As compensation to the Placement Agent, we agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the May Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase 24,076 shares of common stock (the “May Placement Agent Warrants”) at an exercise price of $37.1875 per share. The May Warrants and May Placement Agent Warrants were exercisable on the six-month anniversary of the closing date of the May Offering.

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

On January 21, 2021, we entered into an agreement to issue and sell warrants exercisable for an aggregate of 294,298 shares of common stock, or the January Warrants, at an offering price of $4.375 per warrant in exchange for the exercise of the institutional investor’s existing December Series A warrants that were issued to them on December 21, 2020, at an exercise price of $41.30 per warrant. The January Warrants have an exercise price of $56.00 per share. The January Warrants are immediately exercisable and will expire five years from the issuance date. As compensation to the Placement Agent, we agreed to pay a cash fee of 6.0% of the aggregate gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants), plus a management fee equal to 1.0% of the gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants) and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase up to 17654 shares of common stock, or the January Placement Agent Warrants. The January Placement Agent Warrants have substantially the same terms as the January Warrants, except that the January Placement Agent Warrants have an exercise price equal to $70.00 per share.

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

On May 8, 2020, we entered into a promissory note for $1.5 million under the PPP of the CARES Act administered by the SBA. We have used the loan proceeds for covered payroll costs in accordance with the relevant terms and conditions of the CARES Act. This Loan may be partially or fully forgiven if we comply with the provisions of the CARES Act including the use of Loan proceeds for payroll costs, rent, utilities, and other expenses, and at least 60% of the loan proceeds must be for payroll costs as defined by the CARES Act. During the year ended December 31, 2021, we received a Notice of PPP Forgiveness Payment from the SBA regarding the approval of our application for forgiveness of the PPP Loan of $1.5 million and accrued interest. As a result, we recognized a gain on extinguishment of the PPP Loan of $1.5 million during the year ended December 31, 2021.

We anticipate that our principal uses of cash in the future will be primarily to fund our operations, pipeline development activities, ongoing modest ANJESO commercialization, working capital needs, capital expenditures and other general corporate purposes.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of March 31, 2022, we will need to raise additional capital in the next twelve months to continue as a going concern.

Sources and Uses of Cash

Cash used in operations was $12.9 million and $14.0 million for the three months ended March 31, 2022 and 2021, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, depreciation, amortization, changes in warrant valuations, and changes in fair value of contingent consideration, as well as changes in operating assets and liabilities.

There was no significant cash used in investing activities for the three months ended March 31, 2022. Cash used in investing activities for the three months ended March 31, 2021 was $7.6 million, which was primarily due to purchases of short-term investments in the current year, partially offset by the maturities of these short-term investments.

There was $8.6 million of cash provided by financing activities in the three months ended March 31, 2022 consisting of net proceeds of $9.1 million from public offerings of common stock and warrants, partially offset by a payment of contingent consideration of $0.5 million. There was $21.9 million of cash provided by financing activities for the three months ended March 31, 2021 consisting of net proceeds of $16.2 million from registered direct offerings of common stock and warrants and net proceeds of $12.2 million from warrant exercises, partially offset by a payment of contingent consideration of $6.4 million.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•
our relationships with third parties, licensors, collaborators, and our employees;
•
our ability to continue to operate as a standalone company and execute our strategic priorities;
•
potential indemnification liabilities we may owe to Societal CDMO;
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

Contractual Commitments

The table below reflects our contractual commitments as of March 31, 2022:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$10,000	$3,056	$6,667	$278	$—
Interest on Debt	2,478	1,271	1,196	10	—

Purchase Obligations (2):	$4,489	$553	$301	$19	$—
Operating Leases (3)	1,755	415	550	569	221
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	52,805	70	270	125	—
Alkermes Payments (6)	118,071	8,729	16,486	12,857	—
Employment Agreements (7)	1,317	1,008	309	—	—

Total Contractual Obligations	$190,915	$15,102	$25,779	$13,858	$221

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

(3)
We have become party to certain operating leases for the leased space in Malvern, Pennsylvania, and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented. See Note 8 to the Consolidated Financial Statements included in this Quarterly Report.

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

(5)
We license the neuromuscular blocking agents, or NMBs, from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See 12(a) to the Consolidated Financial Statements included in this Quarterly Report.

(6)
Pursuant to the purchase and sale agreement governing the Alkermes Transaction, we agreed to pay to Alkermes milestone and royalty payments. The amount reflects only payment obligations that are fixed and determinable and in some instances may only arise based on meeting certain commercial milestones. We are unable to reliably estimate the timing of these payments because they are in some instances, events that not in our control and dependent on the commercial success of the product. In accordance with U.S. GAAP, the fair value of these obligations is recorded as contingent consideration on our Consolidated Balance Sheets. See Note 12(b) to the Consolidated Financial Statements included in this Quarterly Report.

(7)
We have entered into employment agreements with certain of our named executive officers. As of March 31, 2022, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through September 2023. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(e) to the Consolidated Financial Statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Annual Report. In the three months ended March 31, 2022, there were no significant changes to the application of critical accounting policies previously disclosed in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Societal CDMO and certain of Societal CDMO’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Societal CDMO concerning the NDA for injectable meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Societal CDMO filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Societal CDMO filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to Societal CDMO’s motion to dismiss on August 17, 2020. On September 16, 2020, Societal CDMO filed a reply in support of the motion to dismiss. On March 1, 2021, Societal CDMO’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which must conclude by March 15, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. Societal CDMO filed an opposition to the plaintiff’s motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. In connection with the Separation, we accepted assignment by Societal CDMO of all of Societal CDMO’s obligations in connection with the Securities Litigation and agreed to indemnify Societal CDMO for all liabilities related to the Securities Litigation. As of March 31, 2022, the Company had recorded a receivable of $0.9 million which represents the insurance recoverable expenses as the Company has met its insurance deductible related to this matter.

On March 24, 2022, plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the court stay all deadlines. The parties are currently negotiating the terms of a Stipulation and Agreement of Settlement.

Item 1A. Risk Factors.

There have been no material changes in the risk factors as previously disclosed in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

4.1	Form of Investor Warrant, issued March 1, 2022.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2022 (File No. 001-39101).

4.2	Form of Pre-Funded Warrant, issued March 1, 2022.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 1, 2022 (File No. 001-39101).

4.3	Form of Underwriter Warrant, issued March 1, 2022.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2022 (File No. 001-39101).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: May 5, 2022	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Jillian Dilmore
Jillian Dilmore
Corporate Controller
(Principal Financial and Accounting Officer)