Form 10-Q
period 2022-06-30
Baudax Bio, Inc.
filed 2022-08-11
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2022

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

As of August 9, 2022, there were 8,069,001 shares of common stock, par value $0.01 per share, outstanding.

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
•
the acceptance of ANJESO by the medical community, including physicians, patients, healthcare providers and hospital formularies and grow market demand;
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
•
our ability to raise future financing and attain profitability for continued development of our business and commercialization or other monetization of ANJESO and our product candidates and to meet any required debt payments, and any milestone payments owing to Alkermes, or our other licensing and collaboration partners;
•
the volatility of capital markets and other macroeconomic factors, including inflation, geopolitical tensions or the outbreak or escalation of hostilities or war;
•
our ability to operate under increased leverage and comply with associated lending covenants; to pay existing required interest and principal amortization payments when due; and/or to obtain acceptable refinancing alternatives; and
•
our expectations regarding the impact of the ongoing COVID-19 pandemic including, but not limited to, the emergence of variants of the virus, the availability and efficacy of vaccines for COVID-19 and peoples’ willingness to avail themselves of such vaccines, the expected duration of disruption and immediate and long-term delays, disruption in the commercialization of ANJESO, our ability to access hospital systems and formulary committees, manufacturing and supply chain interruptions, including but not limited to manufacturing components and raw materials, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	June 30, 2022	December 31, 2021
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$5,210	$15,891
Accounts receivable, net	616	542
Inventory	5,255	5,002
Prepaid expenses and other current assets	1,398	2,059
Total current assets	12,479	23,494
Property, plant and equipment, net	4,941	5,015
Intangible assets, net	20,390	21,678
Goodwill	2,127	2,127
Other long-term assets	897	963
Total assets	$40,834	$53,277
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,064	$1,468
Accrued expenses and other current liabilities	3,812	5,540
Current portion of long-term debt, net	3,611	2,222
Current portion of contingent consideration	7,694	6,416
Total current liabilities	18,181	15,646
Long-term debt, net	5,099	6,309
Long-term portion of contingent consideration	12,692	17,446
Other long-term liabilities	632	650
Total liabilities	36,604	40,051
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; issued and outstanding, 0 shares at June 30, 2022 and 8,289 shares at December 31, 2021	—	—
Common stock, $0.01 par value. Authorized, 190,000,000 shares; issued and outstanding, 8,068,853 shares at June 30, 2022 and 2,807,239 shares at December 31, 2021	81	28
Additional paid-in capital	156,578	145,287
Accumulated deficit	(152,429)	(132,089)
Total shareholders’ equity	4,230	13,226
Total liabilities and shareholders’ equity	$40,834	$53,277

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2022	2021	2022	2021
Revenue, net	$300	$201	$722	$399

Operating expenses:
Cost of sales	361	586	1,009	1,407
Research and development	912	857	2,205	1,965
Selling, general and administrative	4,029	10,608	18,219	22,696
Amortization of intangible assets	644	644	1,288	1,288
Change in warrant valuation	(1)	(59)	(6)	(41)
Change in contingent consideration valuation	1,327	3,881	(2,476)	5,722
Total operating expenses	7,272	16,517	20,239	33,037
Operating loss	(6,972)	(16,316)	(19,517)	(32,638)
Other expense:
Other (expense) income, net	(559)	987	(823)	397
Net loss	$(7,531)	$(15,329)	$(20,340)	$(32,241)

Per share information:
Net loss per share of common stock, basic	$(1.05)	$(7.17)	$(3.63)	$(16.43)
Net loss per share of common stock, diluted	$(1.05)	$(7.18)	$(3.63)	$(16.43)

Weighted average common shares outstanding, basic	7,181,640	2,137,191	5,610,037	1,962,655
Weighted average common shares outstanding, diluted	7,181,640	2,138,100	5,610,037	1,962,655

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

For the Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2021	8,289	$—	2,807,239	$28	$145,287	$(132,089)	$13,226
Stock-based compensation expense	—	—	—	—	521	—	521
Issuance of common stock and warrants for public offering, net	—	—	3,508,772	35	8,784	—	8,819
Issuance of common stock and warrants for registered direct offerings, net	—	—	—	—	(13)	—	(13)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	2,234	—	(1)	—	(1)
Conversion of preferred stock	(8,289)	—	94,734	1	(1)	—	—
Net loss	—	—	—	—	—	(12,809)	(12,809)
Balance, March 31, 2022	—	$—	6,412,979	$64	$154,577	$(144,898)	$9,743
Stock-based compensation expense	—	—	—	—	325	—	325
Issuance of common stock and warrants for public offering, net	—	—	—	—	(28)	—	(28)
Issuance of common stock and warrants for registered direct offerings and private placements, net	—	—	1,646,091	16	1,704	—	1,720
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	9,783	1	—	—	1
Net loss	—	—	—	—	—	(7,531)	(7,531)
Balance, June 30, 2022	—	$—	8,068,853	$81	$156,578	$(152,429)	$4,230

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

For the Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2020	—	$—	1,391,099	$14	$97,507	$(112,320)	$(14,799)
Recro Pharma allocation - stock-based compensation	—	—	—	—	1,201	—	1,201
Stock-based compensation expense	—	—	—	—	975	—	975
Issuance of common stock and warrants for registered direct offerings, net	—	—	314,286	3	16,424	—	16,427
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	1,205	—	(41)	—	(41)
Exercise of warrants	—	—	297,484	3	12,152	—	12,155
Net loss	—	—	—	—	—	(16,912)	(16,912)
Balance, March 31, 2021	—	$—	2,004,074	$20	$128,218	$(129,232)	$(994)
Stock-based compensation expense	—	—	—	—	854	—	854
Issuance of common stock and warrants for registered direct offerings, net	—	—	400,815	4	10,897	—	10,901
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	2,917	—	(5)	—	(5)
Net loss	—	—	—	—	—	(15,329)	(15,329)
Balance, June 30, 2021	—	$—	2,407,806	$24	$139,964	$(144,561)	$(4,573)

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(amounts in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(20,340)	$(32,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	858	3,207
Non-cash interest expense	449	458
Depreciation expense	86	149
Amortization	1,288	1,288
Non-cash loss on retirement of fixed assets	8	—
Gain on extinguishment of debt	—	(1,553)
Change in warrant valuation	(6)	(41)
Change in contingent consideration valuation	(2,476)	5,722
Changes in operating assets and liabilities:
Inventory	(253)	(580)
Prepaid expenses and other assets	734	1,529
Accounts receivable	(74)	(168)
Accounts payable, accrued expenses and other liabilities	(396)	(1,826)
Net cash used in operating activities	(20,122)	(24,056)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(76)
Purchase of short-term investments	—	(12,147)
Net cash used in investing activities	(20)	(12,223)
Cash flows from financing activities:
Proceeds from public offering, net of transaction costs	8,925	—
Proceeds from registered direct offerings, net of transaction costs	1,816	27,109
Payments on long-term debt	(278)	—
Proceeds from warrant exercises	—	12,155
Payment of contingent consideration	(1,000)	(7,869)
Payments of withholdings on shares withheld for income taxes	(2)	(46)
Net cash provided by financing activities	9,461	31,349
Net decrease in cash and cash equivalents	(10,681)	(4,930)
Cash and cash equivalents, beginning of period	15,891	30,342
Cash and cash equivalents, end of period	$5,210	$25,412
Supplemental disclosure of cash flow information:
Offering costs included in accounts payable and accrued expenses	$213	$7

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

(2) Development Activity Risks, Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows since inception and has an accumulated deficit of $152,429 as of June 30, 2022.

The Company has raised funds from debt and equity transactions and will be required to raise additional funds to continue to operate as a standalone entity. In order to fund development activities, clinical and pre-clinical testing, modest commercialization of ANJESO and, if approved, commercialization of the Company’s other product candidates, the Company will require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations and ability to continue as a going concern. Additional debt or equity financing, if available, may be dilutive to holders of the Company’s common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. Based on the Company’s available cash and cash equivalents as of June 30, 2022, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. The Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional inflows of funds or capital financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Summary of Significant Accounting Principles

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

(d) Investments

Investments generally consist of government money market funds and commercial paper with maturity of greater than three months when acquired and does not meet the definition of a cash or cash equivalents. The Company has historically classified its entire investment portfolio as available-for-sale debt securities and is carried at fair value with unrealized gains and losses included in comprehensive loss in the consolidated statement of operations and realized gains and losses included in other income/expense, if applicable.

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

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. The Company performed an impairment test as of June 30, 2022 after identifying indicators of impairment. There was no impairment to goodwill based on the analysis.

The Company’s intangible asset is classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life and is being amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company performed an impairment test as of June 30, 2022 after identifying indicators of impairment. There was no impairment to intangible assets based on the analysis as of June 30, 2022.

(g) Revenue Recognition

The Company sells ANJESO in the U.S. through a single third-party logistics provider (“3PL”), which takes title to and control of the goods, and is considered the customer. The Company recognizes revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates, and other allowances that are offered within contracts between the Company and end-user customers, wholesalers, group purchasing organizations and other indirect customers. The Company’s payment terms are generally between thirty to ninety days.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. The Company manages its cash, cash equivalents and short-term investments based on established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company’s accounts receivable balance as of June 30, 2022 and December 31, 2021 is compromised solely from transactions with the Company’s 3PL.

(i) Research and Development

Research and development costs for the Company’s proprietary products/product candidates are charged to expense as incurred. Research and development expenses consist of internal costs and funds paid to third parties for the provision of services for pre-commercialization and manufacturing scale-up activities, drug development, pre-clinical activities, clinical trials, statistical analysis, report writing and regulatory filing fees and compliance costs. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development project. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expenses relating to these costs.

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

(j) Stock-Based Awards

Share-based compensation included in the consolidated financial statements is based upon the Baudax Bio, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). The plan includes grants of stock options, time-based vesting restricted stock units (“RSUs”) and performance-based RSUs. The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. The Company accounts for forfeitures as they occur.

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

(l) Net Loss Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 13(b)). Except with respect to voting and conversion, the rights of the holders of the Company’s common stock and the Company’s Series A Preferred Stock are identical. Each class of shares has the same rights to dividends. Although the Preferred Stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss per share calculation as of June 30, 2022.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Loss Per Share
Net loss	$(7,531)	$(15,329)	$(20,340)	$(32,241)
Weighted average common shares outstanding, basic	7,181,640	2,137,191	5,610,037	1,962,655
Net loss per share of common stock, basic	$(1.05)	$(7.17)	$(3.63)	$(16.43)

Diluted Loss Per Share
Net loss	$(7,531)	$(15,329)	$(20,340)	$(32,241)
Change in warrant valuation	—	(17)	—	—
Diluted net loss	$(7,531)	$(15,346)	$(20,340)	$(32,241)
Weighted average common shares outstanding, basic	7,181,640	2,137,191	5,610,037	1,962,655
Dilutive effect of warrants	—	909	—	—
Weighted average common shares outstanding, diluted	7,181,640	2,138,100	5,610,037	1,962,655
Net loss per share of common stock, diluted	$(1.05)	$(7.18)	$(3.63)	$(16.43)

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options and restricted stock units outstanding	613,580	146,399	613,580	146,399
Warrants	7,065,509	299,006	7,065,509	299,925

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
•
Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2022:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$3,613	$—	$—
Total cash equivalents	$3,613	$—	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$1
Contingent consideration (See Note 12(b))	—	—	20,386
	$—	$—	$20,387

At December 31, 2021:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$10,110	$—	$—
Total cash equivalents	$10,110	$—	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$7
Contingent consideration (See Note 12(b))	—	—	23,862
	$—	$—	$23,869

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The reconciliation of the warrant liability and contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2020	$65	$65,043
Payment of contingent consideration	—	(7,869)
Remeasurement	(58)	(33,312)
Balance at December 31, 2021	$7	$23,862
Payment of contingent consideration	—	(1,000)
Remeasurement	(6)	(2,476)
Total at June 30, 2022	$1	$20,386

Current portion as of June 30, 2022	$—	$7,694
Long-term portion as of June 30, 2022	1	12,692

See Note 13(c) for the significant assumptions and inputs used to determine the fair value of liability classified warrants.

Based on the amended terms of the Alkermes agreement (see Note 12(b)), the remaining contingent consideration payments include the second components, which became payable upon regulatory approval, and includes remaining payments of $45,000 payable in seven equal annual payments of approximately $6,400 of which the first payment was made in February 2021, the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales. The fair value of the remaining second consideration component is estimated by applying a risk-adjusted discount rate to the scheduled remaining payments. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of June 30, 2022, the fair value calculations used a discount rate of 35.00%.

The fair value of the contingent consideration liability is measured using inputs and assumptions as of the date of the financial statements. The current portion of the contingent consideration represents the estimated probability-adjusted fair value that is expected to become payable within one year as of June 30, 2022. Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued, are adjusted in the period during which such events and circumstances occur.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of June 30, 2022, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at June 30, 2022 due to the fact that the debt arrangements reflect market terms from recent transactions.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(5) Cash Equivalents

The following is a summary of cash equivalents:

	June 30, 2022
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$3,613	$—	$—	$3,613
Total cash equivalents	$3,613	$—	$—	$3,613

	December 31, 2021
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$10,110	$—	$—	$10,110
Total cash equivalents	$10,110	$—	$—	$10,110

As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents had maturities of one month.

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

Inventory consists of the following:

	June 30, 2022	December 31, 2021
Raw materials	$26	$53
Sub-assemblies	4,011	4,656
Finished goods	1,655	645
	5,692	5,354
Provision for inventory obsolescence	(437)	(352)
Inventory	$5,255	$5,002

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2022	December 31, 2021
Building and improvements	$166	$196
Furniture, office and computer equipment	841	952
Manufacturing and laboratory equipment	717	717
Construction in progress	4,642	4,622
	6,366	6,487
Less: accumulated depreciation	1,425	1,472
Property, plant and equipment, net	$4,941	$5,015

Depreciation expense for the three and six months ended June 30, 2022 was $43 and $86, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $63 and $149, respectively.

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

As of June 30, 2022, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2022	$211
2023	270
2024	278
2025	278
2026	287
2027	295
Total lease payments	1,619
Less imputed interest	(754)
Total operating lease liability	$865

As of June 30, 2022, the weighted average remaining lease term was 6 years and the weighted average discount rate was 23%.

The components of the Company’s lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$71	$89	$145	$177
Short-term lease cost	35	39	73	78
Total lease cost	$106	$128	$218	$255

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $187 and $171 for the six months ended June 30, 2022 and 2021, respectively.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(9) Intangible Assets

The following represents the balances of the intangible assets:

	June 30, 2022	December 31, 2021
Asset resulting from R&D activities	$26,400	$26,400
Accumulated Amortization	(6,010)	(4,722)
Intangible assets, net	$20,390	$21,678

Amortization expense for the three and six months ended June 30, 2022 was $644 and $1,288, respectively. Amortization expense for the three and six months ended June 30, 2021 was $644 and $1,288, respectively.

As of June 30, 2022, future amortization expense is as follows:

Amortization
Remainder of 2022	$1,288
2023	2,576
2024	2,576
2025	2,576
2026	2,576
2027 and thereafter	8,798
Total	$20,390

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Payroll and related costs	$2,685	$3,516
Professional and consulting fees	409	1,071
Other research and development costs	288	157
Interest payable	109	116
Other	321	680
	$3,812	$5,540

In November 2020, the Company implemented a reduction in force impacting approximately 40 employees and resulted in a charge of $1,753, primarily related to severance, of which $25 remains accrued and unpaid as of June 30, 2022.

In March 2022, the Company implemented a reduction in force impacting approximately 66 employees and resulted in a charge of $4,148, primarily related to severance, of which $1,874 remains accrued and unpaid as of June 30, 2022.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(11) Debt

The following table summarizes the components of the carrying value of debt:

	June 30,	December 31,
	2022	2021
Credit Agreement	$9,722	$10,000
Unamortized deferred issuance costs	(1,162)	(1,583)
Exit fee accretion	150	114
Total debt	$8,710	$8,531

Current portion	$3,611	$2,222
Long-term portion, net	5,099	6,309

(a) Credit Agreement

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of June 30, 2022, no funds have been drawn from the additional tranches.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of June 30, 2022, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times (the “Minimum Liquidity Covenant”) and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of June 30, 2022, the Company was in compliance with the Minimum Liquidity Covenant as the minimum EBITDA criteria is not applicable until additional tranches are drawn. As of June 30, 2022, borrowings under the Credit Agreement are classified based on their schedule maturities.

On August 1, 2022, the Company entered into Amendment No. 1 and Waiver to Credit Agreement, or the Amendment, with MAM Eagle Lender. Pursuant to the terms of the Amendment, the lenders waived any default under the credit agreement (including the imposition of a default interest rate with respect to the default) resulting from our failure to comply with the Minimum Liquidity Covenant. In addition, the Amendment, among other items, (i) provides that 30% of any cash proceeds received by the Company from certain potential strategic licensing transactions shall be used to prepay amounts outstanding under the credit agreement; and (ii) decreases the amount of cash the Company is required to maintain pursuant to the Minimum Liquidity Covenant to $3,000 for a period beginning on August 1, 2022, and ending on August 31, 2022, at which point the amount required pursuant to the Minimum Liquidity Covenant shall increase to $5,000.

As a result of the liquidity conditions discussed in Note 2, the Company is not expected to be able to comply with the Minimum Liquidity Covenant, as amended, over the next twelve months without additional capital financing. If the Company is unable to maintain its Minimum Liquidity Covenant, it is reasonably possible that the Lenders could demand repayment of the borrowings under the Credit Agreement during the next twelve months.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 15,060 shares of the Company’s common stock, at an exercise price equal to $160.65 per share. See Note 13(c) for additional information. The warrant is exercisable through May 29, 2027.

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which are being amortized using the effective interest method over the term of Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of June 30, 2022, the effective interest rate was 22.67%, which takes into consideration the non-cash amortization of the debt issuance costs and accretion of the exit fee. The Company recorded debt issuance cost amortization related to the Credit Agreement of $209 and $421 for the three and six months ended June 30, 2022, respectively, and $211 and $422 for the three and six months ended June 30, 2021, respectively.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(12) Commitments and Contingencies

(a) Licenses and Supply Agreements

The Company is party to an exclusive license with Orion Corporation, a company incorporated under the laws of Finland (“Orion”) for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($21,420 as of June 30, 2022) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through June 30, 2022, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($12,749 as of June 30, 2022) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through June 30, 2022, no such milestones have been achieved.

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents (“NMBs”) and a proprietary reversal agent from Cornell University (“Cornell”). The NMBs and reversal agent are referred to herein as the NMB Related Compounds. The NMB Related Compounds include one novel intermediate-acting NMB that has initiated Phase I clinical trials and two other agents, a novel short-acting NMB, and a rapid-acting reversal agent specific to these NMBs. The Company is obligated to make: (i) an annual license maintenance fee payment to Cornell in the remaining range of $70 to $125 until the first commercial sale of the NMB Related Compounds; and (ii) milestone payments to Cornell upon the achievement of certain milestones, up to a maximum, for each NMB Related Compound, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is obligated to pay Cornell royalties on net sales of the NMB Related Compound at a rate ranging from low to mid-single digits, depending on the applicable NMB Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company reimburses Cornell for its ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMB Related Compounds. Through June 30, 2022, no such milestones have been achieved.

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

The Company is party to a Master Manufacturing Services Agreement and Product Agreement with Patheon UK Limited, a company incorporated under the laws of England (“Patheon”), collectively the Patheon Agreements, pursuant to which Patheon provides sterile fill-finish of injectable meloxicam drug product at its Monza, Italy manufacturing site. The Company has agreed to purchase a certain percentage of its annual requirements of finished injectable meloxicam from Patheon during the term of the Patheon Agreements.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component was (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components became payable upon regulatory approval in February 2020 and include (i) a $5,000 payment, which was paid in three installments during 2020 and 2021, and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval, of which the first payment was made in the first quarter of 2021. The Company paid $1,000 of the second payment, which was due in the first quarter of 2022, and will make monthly payments of $200 thereafter until the second payment is fully paid, as agreed between the Company and Alkermes. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales, which is paid quarterly.

As of June 30, 2022, the Company has paid $22,429 in milestone payments to Alkermes.

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

On May 31, 2018, the Securities Litigation was filed against Societal CDMO and certain of Societal CDMO’s officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Societal CDMO concerning the NDA for ANJESO. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Societal CDMO filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, Societal CDMO filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Societal CDMO filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the motion to dismiss on August 17, 2020. On September 16, 2020, Societal CDMO filed a reply in support of the motion to dismiss. On March 1, 2021, Societal CDMO’s second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which concluded by March 15, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. Societal CDMO filed an opposition to the plaintiff’s motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification.

On March 24, 2022, the plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the court stay all deadlines. On May 10, 2022, plaintiff filed an unopposed motion for preliminary approval of the class action settlement. The Court entered an order preliminarily approving the settlement and providing for notice on May 12, 2022. A hearing for final approval of the settlement is set for October 26, 2022.

(d) Purchase Commitments

As of June 30, 2022, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $4,621 primarily related to manufacturing and development activities and other goods and services. The timing of certain purchase commitments cannot be estimated as it is dependent on the outcome of other strategic evaluations and agreements.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(e) Certain Compensation and Employment Agreements

The Company has entered into an employment agreement with one of its named executive officers. As of June 30, 2022, this employment agreement provided for, among other things, annual base salary in an aggregate amount of not less than $927, from that date through December 2023.

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

On December 28, 2021, the Company closed a registered direct offering (the “December 2021 Offering”) of 42,289.3 shares of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a stated value of $100.00 per share and warrants to purchase 362,479 shares of common stock of the Company (the “December 2021 Warrants”) for net proceeds of $3,658. The shares of Preferred Stock are convertible, on the date after the issuance thereof, into an aggregate of 483,306 shares of common stock at a conversion price of $8.75 per share, of which 34,000 shares of Preferred Stock were converted to common stock on December 29, 2021 and the remaining were converted in the first quarter of 2022. The Preferred Stock have no voting rights, other than the right to vote as a class on certain matters, and each share of Preferred Stock will have the right to cast 3,571 votes per share of Preferred Stock on an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s outstanding shares of common stock by a ratio to be determined by the Board of Directors of the Company, voting together with the common stock as a single class; and in accordance with Nasdaq Stock Market LLC Listing Rules, the votes cast by holders of the Preferred Stock must be counted by the Company in the same proportion as the aggregate shares of Common Stock voted on the proposal. The holders of Preferred Stock are entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of common stock. The Company recognized a beneficial conversion charge of $2,422 during the year ended December 31, 2021, which represents the in-the-money value of the conversion rate as of the date of issuance. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 7.0% of the gross proceeds raised in the December 2021 Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the December 2021 Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 28,996 shares of common stock (the “December 2021 Placement Agent Warrants”). The December 2021 Warrants and the December 2021 Placement Agent Warrants have an exercise price of $11.20 per share and were exercisable upon the six-month anniversary of their issuance.

On March 1, 2022, the Company closed an underwritten public offering of 1,831,631 shares of its common stock, pre-funded warrants to purchase 1,677,141 shares of common stock at an exercise price of $0.01 per share and warrants to purchase 3,508,772 shares of common stock at an exercise price of $3.25 per share, as well as up to 526,315 additional shares of common stock and/or additional warrants to purchase up to 526,315 shares of common stock, which may be purchased pursuant to a 30-day option to purchase additional securities granted to H.C. Wainwright & Co., LLC (the “Underwriter”) by the Company. The public offering price for each share of common stock and accompanying warrant to purchase one share of common stock was $2.85, and the public offering price for each pre-funded warrant and accompanying warrant was $2.84. As compensation to the Underwriter, the Company agreed to pay to the Underwriter a cash fee of 7.0% of the gross proceeds, plus a cash management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Underwriter warrants to purchase 210,526 shares of common stock at an exercise price of $3.5625 per share. On February 28, 2022, the Underwriter partially exercised its option to purchase an additional 113,896 warrants. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $8,791.

On May 17, 2022, the Company entered into a securities purchase agreement with institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “May 2022 Offering”), 1,646,091 shares of the Company’s common stock, par value $0.01 per share, and, in a concurrent private placement, warrants exercisable for up to an aggregate of 1,646,091 shares of Common Stock at a combined offering price of $1.215 per share and associated warrant. The warrants have an exercise price of $1.09 per share. Each warrant is exercisable for one share of common stock and was exercisable immediately upon issuance. The warrants will have a term of five years from the issuance date. As compensation to H.C. Wainwright & Co., LLC as placement agent in connection with the offering, the Company agreed to pay to the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering and certain expenses. The Company also issued to designees of the placement agent warrants to purchase up to 6.0% of the aggregate number of shares of common stock sold in the transactions, or warrants to purchase up to 98,765 shares of common stock. The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125%

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

of the offering price per share (or $1.5188 per share). The placement agent warrants will expire on May 17, 2027. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $1,720.

(b) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of June 30, 2022, no shares of preferred stock were issued or outstanding.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of June 30, 2022, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	919	$0.35	March 26, 2025
MAM Eagle Lender Warrant	15,060	$160.65	May 29, 2027
November Series A Warrants	289,330	$42.00	November 24, 2025
November Placement Warrants	17,357	$51.84375	November 24, 2025
December Placement Warrants	17,654	$50.96875	December 18, 2025
January Warrants	294,298	$56.00	January 21, 2026
January Placement Warrants	17,654	$70.00	January 21, 2026
February Placement Warrants	18,854	$70.00	February 8, 2026
May Warrants	400,812	$31.50	June 1, 2027
May Placement Warrants	24,046	$37.1875	May 31, 2026
December 2021 Warrants	362,479	$11.20	June 27, 2027
December 2021 Placement Agent Warrants	28,996	$11.20	December 27, 2026
March 2022 Warrants	3,622,668	$3.25	March 1, 2027
March 2022 Underwriter Warrants	210,526	$3.56	February 24, 2027
May 2022 Warrants	1,646,091	$1.09	May 19, 2027
May 2022 Placement Agent Warrants	98,765	$1.52	May 17, 2027

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

June 30, 2022
Series A Warrants
Fair value	$1
Expected dividend yield	—%
Expected volatility	79.89%
Risk-free interest rates	2.99%
Remaining contractual term	2.7 years

(14) Stock-Based Compensation

The Company has adopted the 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for an initial total of 85,714 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2021, the number of shares available for issuance under the 2019 Plan was increased by 120,605. The total number of shares authorized for issuance under the 2019 Plan as of June 30, 2022 is 263,167. As of June 30, 2022, 112,019 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. There were no options granted during the six months ended June 30, 2022. The weighted average grant-date fair value of options awarded to employees during the six months ended June 30, 2021 was $27.45.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Under the 2019 Plan, the fair value of the Baudax Bio options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

June 30,
2021
Expected option life	5.5 years
Expected volatility	75.37%
Risk-free interest rate	0.78%
Expected dividend yield	—

The following table summarizes Baudax Bio stock option activity during the six months ended June 30, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2021	125,418	$76.05	8.6 years
Expired/forfeited/cancelled	(35,756)	$49.85
Balance, June 30, 2022	89,662	$86.50	7.6 years
Vested	61,610	$85.63	7.1 years
Vested and expected to vest	89,662	$86.50	7.6 years

Included in the table above are 6,106 stock options outstanding as of June 30, 2022 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the six months ended June 30, 2022:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2021	41,069	$63.79
Granted	501,209	0.76
Vested and settled	(11,337)	44.77
Expired/forfeited/cancelled	(7,023)	57.22
Balance, June 30, 2022	523,918	$3.99
Expected to vest	508,792

In June 2022, the Company granted 501,209 time-based RSUs, which may be settled in cash, stock, or a combination of cash and stock, solely at the election of the Company. These awards are classified as Other long-term liabilities on the Consolidated Balance Sheet due to insufficient shares available for grant in the 2019 Plan.

Included in the table above are 683 time-based RSUs outstanding as of June 30, 2022 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the six months ended June 30, 2022 and 2021 was $858 and $3,207, respectively, which for the current year also includes expense for the liability classified awards.

As of June 30, 2022, there was $2,374 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.0 years. As of June 30, 2022, there was $450 of unrecognized compensation expense related to unvested performance-based RSUs.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of June 30, 2022, there was no aggregate intrinsic value of the vested and unvested options.

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

(16) Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended June 30, 2022 and 2021 were $51 and $151, respectively. Total Company contributions to the 401(k) plan for the six months ended June 30, 2022 and 2021 were $341 and $421, respectively.

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

We utilize our internal field team and collaborate with contracted third parties, to market ANJESO to health care professionals at key targeted institutions for the commercialization of ANJESO in the United States. The Centers for Medicare and Medicaid Services, or CMS, established a unique J-code for ANJESO in the fourth quarter of 2020. ANJESO has transitional pass-through status under traditional Medicare plans for a period of 3 years, thereby providing separate reimbursement for ANJESO when used for surgical procedures in the outpatient setting. We have also entered into agreements with leading group purchasing organizations in the U.S., including Vizient Inc., Premier Inc. and HealthTrust, as well as one of the top three integrated delivery networks that serves over twelve million patients nationwide, for availability of ANJESO to their member institutions and with a leading operator of surgical facilities and ancillary services nationally, with over 150 locations nationwide. In addition, ANJESO is currently approved for use within the Department of Veterans Affairs, the Department of Defense, Indian Health Service, 340B covered entities, and multiple state Medicaid programs. We are continuing to evaluate strategic partnerships for the commercialization of ANJESO both in the United States and outside the United States.

We have seen continued growth of ANJESO in the second quarter of 2022 through deepening usage at existing accounts, particularly in the hospital setting where we saw a growth of 12% in vials sold to hospitals compared to the first quarter of 2022. Further, this growth came through the addition of several new key accounts as well as a resurgence by some accounts that ordered early on in the commercialization of ANJESO. The second quarter of 2022 was our second best quarter since launch, a decrease of 9% from the first quarter of 2022, which was our strongest quarter to date. The number of vials sold to end-users increased approximately 67% in the second quarter of 2022 compared to the second quarter of prior year.

Our costs consist primarily of expenses incurred in conducting our manufacturing, commercialization of ANJESO, public company and personnel costs, clinical trials and preclinical studies, and regulatory activities. We expect to incur operating losses for at least the next few years. We expect substantially all of our operating losses to result from costs incurred in connection with our commercialization activities, including manufacturing costs, and development programs, including our clinical, non-clinical and formulation development activities. Our expenses over the next several years are expected to primarily relate to commercialization activities and continuing to develop our other current and future product candidates. In addition, we may incur costs associated with the acquisition or in-license of products and successful commercialization of the acquired or in-licensed products.

Our pipeline also includes other early-stage product candidates, including two novel NMBs and a related proprietary chemical reversal agent and Dex-IN, a proprietary intranasal formulation of dexmedetomidine, or Dex, an alpha-2 adrenergic agonist that we are evaluating for possible partnering.

COVID-19 Impact

Our efforts to commercialize ANJESO were impacted in 2020, 2021, and continue to impact us in 2022 on a variable basis depending on the timing, location and extent of the outbreaks. There may continue to be impact from the COVID-19 pandemic, particularly in light of the surge of new COVID-19 cases relating to new variants, and any new and potentially more virulent variants that may emerge. Intermittent impacts in the reduction of elective surgeries have occurred and this has had an impact in the recent quarter, especially in January and February. Overall, many centers have yet returned to pre-COVID levels of surgeries even where the impact of COVID-19 and its variants have not been as great. In addition, COVID-19 has impacted revenue for many hospitals, caused a reduction in hospital staffing, lead to a diversion in resources from other normal activities to patients suffering from COVID-19, and caused a limitation in hospital access for nonpatients, including our sales professionals, which we believe has impacted and will continue to impact our marketing and commercialization efforts. Further, hospitals and ambulatory surgical centers may experience staffing shortages as a result of employee non-compliance with government or employer mandated vaccination requirements, which could reduce the number of elective surgeries that can be performed at hospitals with staffing shortages. We believe a reduction in elective surgeries during the COVID-19 pandemic has impacted and may continue to impact demand for ANJESO.

We anticipate that many hospitals and health care providers will continue to suffer negative financial consequences due to an increase in unexpected costs, including for personal protective equipment and ventilators, and this impact may result in ongoing decreased revenue. If fewer elective procedures are being performed, we believe this may negatively impact ANJESO growth rates. In addition, in some areas the absence of hospital formulary meetings where new drugs can be adopted has had ongoing variable impact on our efforts to commercialize ANJESO. Many hospital formularies have resumed meetings after a 6-month, or longer, absence. Despite the existence of a backlog of products scheduled to be reviewed, we believe we will make progress with having ANJESO added to additional hospital formularies over the near term. Due to the rapidly evolving environment, continued uncertainties from the impact of the COVID-19 global pandemic, and the recent regional outbreaks that are impacting the recovery, we cannot estimate the full extent to which our commercialization of ANJESO and financial results may be adversely impacted.

2022 Reduction in Force

Due to our current cash position, in March of 2022, we implemented a reduction in workforce by approximately 66 employees (representing approximately 80% of our total workforce), including 43 members of our sales force. The reorganization was substantially completed by the end of the second quarter and approximately $4.1 million of charges were incurred for severance and other related costs. The reduction in force was designed to substantially reduce our operational expenses and conserve cash resources.

Financial Overview

Revenue

We sell ANJESO in the U.S. through a single third-party logistics provider, or 3PL, which takes title to and control of the goods, and is considered our customer. We recognize revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates, and other allowances that are offered within contracts between us and our end-user customers, wholesalers, group purchasing organizations and other indirect customers.

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

Cost of Sales

Cost of sales includes product costs, manufacturing costs, transportation and freight, royalty expense, qualification costs for a secondary manufacturing suite for increased available capacity and indirect overhead costs associated with the manufacturing and distribution of ANJESO including supply chain and quality personnel costs. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges. We expensed a significant portion of the cost of producing ANJESO that we are using in the commercialization as research and development expense prior to the regulatory approval of ANJESO. We expect that over time, product costs in cost of sales will increase as sales increase and inventory associated with the units manufactured prior to FDA approval are sold.

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

Our selling, general and administrative expenses decreased in the quarter ended June 30, 2022 as a result of a reduction in personnel and marketing costs, and we expect our selling, general and administrative expenses to remain relatively constant in the near term.

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Societal CDMO’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018 and August 2020. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, $3.6 million paid in 2020, another $1.4 million paid in 2021, and $45.0 million over seven years beginning one year after approval, of which the first payment was made in the first quarter of 2021 and a partial payment was made on the second payment of $1.0 million, which was due in the first quarter of 2022, with monthly payments of $0.2 million paid thereafter until fully paid, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent), which is paid quarterly. The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of June 30, 2022 recorded a $20.4 million payment obligation, representing the estimated probability adjusted fair value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of June 30, 2022, we have paid $22.4 million in milestone payments to Alkermes.

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

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of June 30, 2022 and 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021
	(amounts in thousands)
Revenue, net	$300	$201

Operating expenses:
Cost of sales	361	586
Research and development	912	857
Selling, general and administrative	4,029	10,608
Amortization of intangible assets	644	644
Change in warrant valuation	(1)	(59)
Change in contingent consideration valuation	1,327	3,881
Total operating expenses	7,272	16,517
Operating loss	(6,972)	(16,316)
Other expense:
Other expense, net	(559)	987
Net loss	$(7,531)	$(15,329)

Revenue, net. For the three months ended June 30, 2022 and 2021, net product revenue was $0.3 million and $0.2 million, respectively, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue is recognized as shipments are made to our 3PL provider. The increase of $0.1 million was attributable to securing additional formulary approvals and generating trial and adoption of ANJESO, as well as increased end-user demand leading to increased purchasing by direct customers.

Cost of Sales. Our cost of sales was $0.4 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. We expensed costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the three months ended June 30, 2022 and 2021 were expensed prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. We expect that over time, product costs in cost of sales will increase as sales increase and inventory associated with the units manufactured prior to FDA approval are sold. The decrease of $0.2 million was primarily a result of the reduction in manufacturing costs, including production and storage costs, in the current year compared to the prior year of $0.2 million.

Research and Development. Our research and development expenses were $0.9 million for each of the three months ended June 30, 2022 and 2021, respectively. There was no significant change in the comparable periods.

Selling, General and Administrative. Our selling, general and administrative expenses were $4.0 million and $10.6 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $6.6 million was primarily a result of a reduction in personnel costs of $3.9 million, a decrease in marketing costs of $1.3 million, a decrease in public company costs of $1.0 million, and a decrease in both consulting and travel expenses of $0.2 million.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the three months ended June 30, 2022 and 2021, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $1.3 million for the three months ended June 30, 2022 and an increase in value of $3.9 million for the three months ended June 30, 2021. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The increase in contingent consideration value for the three months ended June 30, 2022 was primarily due to the time value of money as we progress closer to payment of the contingent consideration liability. The increase in contingent consideration valuation for the three months ended June 30, 2021 was primarily due to the time value of money and change in interest rates.

Other Expense, net. Other expense was $0.6 million for the three months ended June 30, 2022 and other income was $1.0 million for the three months ended June 30, 2021, The change in other income (expense) of $1.6 million was primarily due to the gain on extinguishment of the PPP Loan of $1.6 million in the previous year upon the approval of our application for forgiveness.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
	(amounts in thousands)
Revenue, net	$722	$399

Operating expenses:
Cost of sales	1,009	1,407
Research and development	2,205	1,965
Selling, general and administrative	18,219	22,696
Amortization of intangible assets	1,288	1,288
Change in warrant valuation	(6)	(41)
Change in contingent consideration valuation	(2,476)	5,722
Total operating expenses	20,239	33,037
Operating loss	(19,517)	(32,638)
Other expense:
Other expense, net	(823)	397
Net loss	$(20,340)	$(32,241)

Revenue, net. For the six months ended June 30, 2022 and 2021, net product revenue was $0.7 million and $0.4 million, respectively, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue is recognized as shipments are made to our 3PL provider. The increase of $0.3 million was attributable to securing additional formulary approvals and generating trial and adoption of ANJESO, as well as increased end-user demand leading to increased purchasing by direct customers.

Cost of Sales. Our cost of sales was $1.0 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. We expensed costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the six months ended June 30, 2022 and 2021 were expensed prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. We expect that over time, product costs in cost of sales will increase as sales increase and inventory associated with the units manufactured prior to FDA approval are sold. The decrease of $0.4 million was primarily a result of the reduction in scrap expense recorded in the current year compared to the prior year of $0.2 million and a decrease in manufacturing costs, including reductions in production and storage costs, of $0.2 million.

Research and Development. Our research and development expenses were $2.2 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $0.2 million was primarily due to an increase in clinical trials costs associated with our ANJESO pediatric program of $0.2 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $18.2 million and $22.7 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $4.5 million was primarily a result of a reduction in personnel costs of $1.6 million, a decrease in public company costs of $1.4 million, a decrease in marketing costs of $1.1 million, and a decrease in consulting expenses of $0.4 million.

Amortization of Intangible Assets. Amortization expense was $1.3 million for each of the six months ended June 30, 2022 and 2021, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was a decrease in value of $2.5 million for the six months ended June 30, 2022 and an increase in value of $5.7 million for the six months ended June 30, 2021. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The decrease in contingent consideration value for the six months ended June 30, 2022 was primarily due to updated forecasts for ANJESO due to the significant reduction of our commercial team, partially offset by the increase for the time value of money. The increase in contingent consideration valuation for the six months ended June 30, 2021 was primarily due to the time value of money and change in interest rates, partially offset by adjusted timing of estimated milestone and royalty payments due to updated forecasts reflecting an estimate of the launch trajectory of ANJESO.

Other Expense, net. Other expense was $0.8 million for the six months ended June 30, 2022 and other income was $0.4 million for the six months ended June 30, 2021. The change in other income (expense) of $1.2 million was primarily due to the gain on extinguishment of the PPP Loan of $1.6 million in the previous year upon the approval of our application for forgiveness, partially offset by other income in the current year for the settlement of a patent infringement claim of $0.3 million.

Liquidity and Capital Resources

As of June 30, 2022, we had $5.2 million in cash and cash equivalents.

On May 17, 2022, we closed a registered direct offering of 1,646,091 shares of our common stock, par value $0.01 per share, and in a concurrent private placements, warrants exercisable for up to an aggregate of 1,646,091 shares of common stock at a combined offering price of $1.215 per share and associated warrant. The warrants have an exercise price of $1.09 per share. Each warrant is exercisable for one share of common stock and was exercisable immediately upon issuance. The warrants have a term of five years from the issuance date. As compensation to H.C. Wainwright & Co., LLC as placement agent in connection with the offering, we agreed to pay to the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering and certain expenses. We also issued to designees of the placement agent warrants to purchase up to 6.0% of the aggregate number of shares of common stock sold in the transactions, or warrants to purchase up to 98,765 shares of common stock. The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the offering price per share (or $1.5188 per share). The placement agent warrants will expire on May 17, 2027. Net proceeds, after deducting underwriting discounts and commissions and offering expenses, was $1.7 million.

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

On August 1, 2022, we entered into Amendment No. 1 and Waiver to Credit Agreement, or the Amendment, with MAM Eagle Lender. Pursuant to the terms of the Amendment, the lenders waived any default under the credit agreement (including the imposition of a default interest rate with respect to the default) resulting from our failure to comply with the minimum cash covenant, or the Minimum Liquidity Covenant, which requires us to maintain at least $5.0 million in a liquidity account. In addition, the Amendment, among other items, (i) provides that 30% of any cash proceeds received by us from certain potential strategic licensing transactions shall be used to prepay amounts outstanding under the credit agreement; and (ii) decreases the amount of cash we are required to maintain pursuant to the Minimum Liquidity Covenant to $3.0 million for a period beginning on August 1, 2022, and ending on August 31, 2022, at which point the amount required pursuant to the Minimum Liquidity Covenant shall increase to $5.0 million.

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

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of June 30, 2022, we will need to raise additional capital in the next twelve months to continue as a going concern.

Sources and Uses of Cash

Cash used in operations was $20.1 million and $24.1 million for the six months ended June 30, 2022 and 2021, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, depreciation, amortization, changes in warrant valuations, and changes in fair value of contingent consideration, as well as changes in operating assets and liabilities.

There was no significant cash used in investing activities for the six months ended June 30, 2022. Cash used in investing activities for the six months ended June 30, 2021 was $12.2 million, which was primarily due to purchases of short-term investments in the current year.

There was $9.5 million of cash provided by financing activities in the six months ended June 30, 2022 consisting of net proceeds of $8.9 million from a public offering of common stock and warrants and $1.8 million of net proceeds from a registered direct offering of common stock and concurrent private placement of warrants, partially offset by a payment of contingent consideration of $1.0 million and payments on long-term debt of $0.2 million. There was $31.3 million of cash provided by financing activities for the six months ended June 30, 2021 consisting of net proceeds of $27.1 million from registered direct offerings of common stock and warrants and net proceeds of $12.2 million from warrant exercises, partially offset by a payment of contingent consideration of $7.8 million.

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
•
the costs of manufacturing and modest commercialization activities, for ANJESO;
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
•
our ability to comply with our debt covenants;
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

Contractual Commitments

The table below reflects our contractual commitments as of June 30, 2022:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$9,722	$3,611	$6,111	$—	$—
Interest on Debt	2,140	1,182	958	—	—

Purchase Obligations (2):	$4,621	$819	$126	$18	$—
Operating Leases (3)	1,619	345	552	573	149
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	50,565	80	190	125	—
Alkermes Payments (6)	117,571	9,029	22,114	6,429	—
Employment Agreements (7)	927	618	309	—	—

Total Contractual Obligations	$187,165	$15,684	$30,360	$7,145	$149

(1)
Debt obligations consist of principal, an exit fee of 2.5% of that principal and interest on the $9.7 million outstanding term loan under our Credit Agreement. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See Note 11 to the Consolidated Financial Statements included in this Quarterly Report.

(2)
These obligations consist of cancelable and non-cancelable purchase commitments related to manufacturing and development activities and other goods or services. The timing of certain purchase commitments totaling $3,658 cannot be estimated in the table above as it is dependent on sales launch trajectory, development progression or the outcome of other strategic evaluations and as such is only included in the total. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(d) to the Consolidated Financial Statements included in this Quarterly Report.

(3)
We have become party to certain operating leases for the leased space in Malvern, Pennsylvania, and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented. See Note 8 to the Consolidated Financial Statements included in this Quarterly Report.

(4)
We are party to exclusive licenses with Orion for the development and commercialization of certain pipeline product candidates, under which we may be required to make certain milestone and royalty payments to Orion. See Note 12(a) to the Consolidated Financial Statements included in the Quarterly Report. The amount reflects only payment obligations that are fixed and determinable that may arise based on meeting certain milestones. We are unable to reliably estimate the timing of these payments totaling $34,170 because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established, and as such are only included in the total. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets.

(5)
We license the neuromuscular blocking agents, or NMBs, from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments totaling $16,000 because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established, and as such are only included in the total. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See 12(a) to the Consolidated Financial Statements included in this Quarterly Report.

(6)
Pursuant to the purchase and sale agreement governing the Alkermes Transaction, we agreed to pay to Alkermes milestone and royalty payments. The amount reflects only payment obligations that are fixed and determinable and in some instances may only arise based on meeting certain commercial milestones. We are unable to reliably estimate the timing of these payments totaling $79,999 because they are in some instances, events that are not in our control and dependent on the commercial success of the product and as such are only included in the total. In accordance with U.S. GAAP, the fair value of these obligations is recorded as contingent consideration on our Consolidated Balance Sheets. See Note 12(b) to the Consolidated Financial Statements included in this Quarterly Report.

(7)
We have entered into an employment agreement with one of our named executive officers. As of June 30, 2022, this employment agreement provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through December 2023. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(e) to the Consolidated Financial Statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Annual Report. In the six months ended June 30, 2022, there were no significant changes to the application of critical accounting policies previously disclosed in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On March 24, 2022, plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the court stay all deadlines. On May 10, 2022, plaintiff filed an unopposed motion for preliminary approval of the class action settlement. The Court entered an order preliminarily approving the settlement and providing for notice on May 12, 2022. A hearing for final approval of the settlement is set for October 26, 2022.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors disclosed in our 2021 Annual Report.

Risks Related to Our Finances and Capital Requirements

Our losses, negative cash flows from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date of this Quarterly Report on Form 10-Q. As of June 30, 2022, we had an accumulated deficit of $152.4 million, cash and cash equivalents of $5.2 million and current liabilities of $18.2 million. Based on available resources, we believe that our cash and cash equivalents on hand are sufficient to fund our currently anticipated operating and capital requirements through the third quarter of 2022.

We did not become a revenue-generating company until the second quarter of 2020, following the commercial launch of ANJESO. We expect to continue to incur losses for the foreseeable future as we continue our efforts to monetize ANJESO and develop our other current and future product candidates. We have also incurred significant indebtedness. As of June 30, 2022, we had an outstanding balance of $9.7 million under our credit facility with MAM Eagle Lender. These factors, individually and collectively, raise substantial doubt about our ability to continue as a going concern, and therefore, could materially limit our ability to raise additional funds through an issuance of debt or equity securities or otherwise.

Our forecast of the period of time through which our financial resources will be adequate to support our operating requirements is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section and Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 16, 2022, as revised or supplemented by our subsequent quarterly reports on Form 10-Q or our current reports on Form 8-K, each as filed with the SEC. We have based this estimate on a number of assumptions that may prove to be wrong, and changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. Our inability to obtain additional funding when we need it could seriously harm our business.

We have incurred significant indebtedness, which could adversely affect our business, including as a result of any default thereof.

As of June 30, 2022, we had an outstanding balance of $9.7 million under our credit agreement with MAM Eagle Lender. Our indebtedness could have important consequences to our shareholders. For example, it:

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

Our credit agreement with MAM Eagle Lender also contains certain financial and other covenants, and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, and making certain acquisitions and investments. The credit agreement provides for certain mandatory prepayment events, including with respect to the net proceeds of asset sales, extraordinary receipts, casualty payments and other specified events, based on the terms of the credit agreement with MAM Eagle Lender.

On August 1, 2022, we entered into Amendment No. 1 and Waiver to Credit Agreement, or the Amendment, with MAM Eagle Lender. Pursuant to the terms of the Amendment, the lenders waived any default under the credit agreement (including the imposition of a default interest rate with respect to the default) resulting from our failure to comply with the minimum cash covenant, or the Minimum Liquidity Covenant, which requires us to maintain at least $5.0 million in a liquidity account. In addition, the Amendment, among other items, (i) provides that 30% of any cash proceeds received by us from certain potential strategic licensing transactions shall be used to prepay amounts outstanding under the credit agreement; and (ii) decreases the amount of cash we are required to maintain pursuant to the Minimum Liquidity Covenant to $3.0 million for a period beginning on August 1, 2022, and ending on August 31, 2022, at which point the amount required pursuant to the Minimum Liquidity Covenant shall increase to $5.0 million.

Any failure to comply with the terms, covenants and conditions of the credit agreement, as amended, including the Minimum Liquidity Covenant, may result in an event of default under such agreement, which could have a material adverse effect on our business, financial condition and results of operation, and could result in the filing of a voluntary or involuntary bankruptcy petition.

If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise funding.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum closing bid price of $1.00 and satisfy standards relative to minimum shareholders’ equity, minimum market value of publicly held shares and various additional requirements. On July 6, 2022, we received a deficiency letter from the Listing Qualifications Department of Nasdaq, or the Staff, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or “Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until January 2, 2023, to regain compliance with Rule 5550(a)(2). As of the date of this Quarterly Report on Form 10-Q, we were not in compliance with Rule 5550(a)(2).

There can be no assurance that we will be able to achieve and maintain compliance with Rule 555(a)(2) or the other Nasdaq listing requirements. If we do not achieve and maintain compliance with the Nasdaq continuing listing requirements, our common stock will be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, except as set forth in a Form 8-K filed on May 18, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

4.1	Form of Warrant, issued May 17, 2022.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2022 (File No. 001-39101).

4.2	Form of Placement Agent Warrant, issued May 17, 2022.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 18, 2022 (File No. 001-39101).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: August 11, 2022	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Jillian Dilmore
Jillian Dilmore
Corporate Controller
(Principal Financial and Accounting Officer)