Form 10-Q
period 2022-09-30
Baudax Bio, Inc.
filed 2022-11-08
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2022

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

As of November 2, 2022, there were 20,003,745 shares of common stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	September 30, 2022	December 31, 2021
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$5,647	$15,891
Accounts receivable, net	313	542
Inventory	4,477	5,002
Prepaid expenses and other current assets	832	2,059
Total current assets	11,269	23,494
Property and equipment, net	1,239	5,015
Intangible assets, net	2,000	21,678
Goodwill	2,127	2,127
Other long-term assets	875	963
Total assets	$17,510	$53,277
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$3,609	$1,468
Accrued expenses and other current liabilities	3,319	5,540
Current portion of long-term debt, net	5,911	2,222
Current portion of contingent consideration	8,436	6,416
Total current liabilities	21,275	15,646
Long-term debt, net	2,175	6,309
Long-term portion of contingent consideration	12,972	17,446
Other long-term liabilities	628	650
Total liabilities	37,050	40,051
Commitments and contingencies (Note 12)
Shareholders’ (deficit) equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; issued and outstanding, 20,003.745 shares at September 30, 2022 (all of which shares were issued on October 3, 2022 pursuant to a stock dividend) and 8,289 shares at December 31, 2021	—	—
Common stock, $0.01 par value. Authorized, 190,000,000 shares; issued and outstanding, 20,003,745 shares at September 30, 2022 and 2,807,239 shares at December 31, 2021	200	28
Additional paid-in capital	161,914	145,287
Accumulated deficit	(181,654)	(132,089)
Total shareholders’ (deficit) equity	(19,540)	13,226
Total liabilities and shareholders’ (deficit) equity	$17,510	$53,277

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2022	2021	2022	2021
Revenue, net	$238	$281	$959	$680

Operating expenses:
Cost of sales	1,208	462	2,217	1,869
Research and development	645	658	2,850	2,623
Selling, general and administrative	3,808	11,074	22,027	33,770
Amortization of intangible assets	644	644	1,932	1,932
Change in warrant valuation	(1)	(6)	(7)	(47)
Change in contingent consideration valuation	1,222	3,829	(1,254)	9,551
Loss on impairment of property and equipment	3,662	—	3,662	—
Loss on impairment of intangible asset	17,746	—	17,746	—
Total operating expenses	28,934	16,661	49,173	49,698
Operating loss	(28,696)	(16,380)	(48,214)	(49,018)
Other expense:
Other expense, net	(509)	(582)	(1,331)	(185)
Net loss	$(29,205)	$(16,962)	$(49,545)	$(49,203)

Per share information:
Net loss per share of common stock, basic and diluted	$(2.47)	$(7.03)	$(6.45)	$(23.29)
Weighted average common shares outstanding, basic and diluted	11,836,122	2,411,433	7,685,398	2,112,247

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ (Deficit) Equity

(Unaudited)

For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2021	8,289	$—	2,807,239	$28	$145,287	$(132,089)	$13,226
Stock-based compensation expense	—	—	—	—	521	—	521
Issuance of common stock and warrants for public offering, net	—	—	3,508,772	35	8,784	—	8,819
Issuance of common stock and warrants for registered direct offerings, net	—	—	—	—	(13)	—	(13)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	2,234	—	(1)	—	(1)
Conversion of preferred stock	(8,289)	—	94,734	1	(1)	—	—
Net loss	—	—	—	—	—	(12,809)	(12,809)
Balance, March 31, 2022	—	$—	6,412,979	$64	$154,577	$(144,898)	$9,743
Stock-based compensation expense	—	—	—	—	325	—	325
Issuance of common stock and warrants for public offering, net	—	—	—	—	(28)	—	(28)
Issuance of common stock and warrants for registered direct offerings and private placements, net	—	—	1,646,091	16	1,704	—	1,720
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	9,783	1	—	—	1
Net loss	—	—	—	—	—	(7,531)	(7,531)
Balance, June 30, 2022	—	$—	8,068,853	$81	$156,578	$(152,429)	$4,230
Stock-based compensation expense	—	—	—	—	301	—	301
Issuance of common stock and warrants for public offering, net	—	—	11,819,172	118	4,947	—	5,065
Exercise of warrants	—	—	115,000	1	68	—	69
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	720	—	—	—	—
Stock dividend	20,003.745	—	—	—	20	(20)	—
Net loss	—	—	—	—	—	(29,205)	(29,205)
Balance, September 30, 2022	20,003.745	$—	20,003,745	$200	$161,914	$(181,654)	$(19,540)

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ (Deficit) Equity

(Unaudited)

For the Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2020	—	$—	1,391,099	$14	$97,507	$(112,320)	$(14,799)
Recro Pharma allocation - stock-based compensation	—	—	—	—	1,201	—	1,201
Stock-based compensation expense	—	—	—	—	975	—	975
Issuance of common stock and warrants for registered direct offerings, net	—	—	314,286	3	16,424	—	16,427
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	1,205	—	(41)	—	(41)
Exercise of warrants	—	—	297,484	3	12,152	—	12,155
Net loss	—	—	—	—	—	(16,912)	(16,912)
Balance, March 31, 2021	—	$—	2,004,074	$20	$128,218	$(129,232)	$(994)
Stock-based compensation expense	—	—	—	—	854	—	854
Issuance of common stock and warrants for registered direct offerings, net	—	—	400,815	4	10,897	—	10,901
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	2,917	—	(5)	—	(5)
Net loss	—	—	—	—	—	(15,329)	(15,329)
Balance, June 30, 2021	—	$—	2,407,806	$24	$139,964	$(144,561)	$(4,573)
Stock-based compensation expense	—	—	—	—	874	—	874
Issuance of common stock and warrants for registered direct offerings, net	—	—	—	—	(38)	—	(38)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	4,289	—	(29)	—	(29)
Net income	—	—	—	—	—	(16,962)	(16,962)
Balance, September 30, 2021	—	$—	2,412,095	$24	$140,771	$(161,523)	$(20,728)

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(amounts in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(49,545)	$(49,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,172	4,132
Non-cash interest expense	652	673
Depreciation expense	125	195
Amortization	1,932	1,932
Non-cash loss on retirement of fixed assets	8	—
Gain on extinguishment of debt	—	(1,553)
Change in warrant valuation	(7)	(47)
Change in contingent consideration valuation	(1,254)	9,551
Loss on impairment of property and equipment	3,662	—
Loss on impairment of intangible asset	17,746	—
Write off of inventory	843	202
Changes in operating assets and liabilities:
Inventory	(318)	(1,534)
Prepaid expenses and other assets	1,330	1,474
Accounts receivable	229	(371)
Accounts payable, accrued expenses and other liabilities	(585)	(2,075)
Net cash used in operating activities	(24,010)	(36,624)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(76)
Purchase of short-term investments	—	(19,641)
Proceeds from maturity of short-term investments	—	9,500
Net cash used in investing activities	(20)	(10,217)
Cash flows from financing activities:
Proceeds from public offering, net of transaction costs	14,270	—
Proceeds from registered direct offerings, net of transaction costs	1,762	27,059
Payments on long-term debt	(1,112)	—
Proceeds from warrant exercises	69	12,155
Payment of contingent consideration	(1,200)	(7,869)
Payments of withholdings on shares withheld for income taxes	(3)	(74)
Net cash provided by financing activities	13,786	31,271
Net decrease in cash and cash equivalents	(10,244)	(15,570)
Cash and cash equivalents, beginning of period	15,891	30,342
Cash and cash equivalents, end of period	$5,647	$14,772
Supplemental disclosure of cash flow information:
Right-of-use assets acquired	$—	$575
Offering costs included in accounts payable and accrued expenses	$493	$—

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1) Background

Business

Baudax Bio, Inc. (“Baudax Bio” or the “Company”) is a pharmaceutical company primarily focused on innovative products for hospital and related settings. Baudax Bio believes it can bring valuable therapeutic options to patients, prescribers and payers, such as its lead product, ANJESO® (meloxicam) injection, to the hospital and related markets.

Baudax Bio launched ANJESO, which is indicated for the management of moderate to severe pain, in 2020. ANJESO is currently approved for use within numerous hospitals, ambulatory care centers and the Department of Veterans Affairs, the Department of Defense, Indian Health Service, 340B covered entities, and multiple state Medicaid programs.

The Company has determined that it operates in a single segment involved in innovative products for hospital and related settings.

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

Reverse Stock Split

On February 16, 2022, the Company effected a reverse split of shares of the Company’s common stock on a 1-for-35 basis (the “Reverse Stock Split”). All issued and outstanding shares of common stock, warrants, common stock options, and unvested restricted stock units and the related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The par value and authorized shares of common stock were not adjusted as a result of the Reverse Stock Split. Additionally, the authorized, issued and outstanding shares of preferred stock and their related per share amount, other than the conversion price per share, were not adjusted as a result of the Reverse Stock Split.

(2) Development Activity Risks, Liquidity and Going Concern

The Company has incurred operating losses since inception and has negative cash flows, working capital and equity, including accumulated deficit of $181,654, as of September 30, 2022.

The Company has raised funds from debt and equity transactions and will be required to raise additional funds to continue to operate as a standalone entity. In order to fund development activities, clinical and pre-clinical testing, small scale commercialization of ANJESO and, if approved, commercialization of the Company’s other product candidates, the Company will require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations and ability to continue as a going concern. Additional debt or equity financing, if available, may be dilutive to holders of the Company’s common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. Based on the Company’s available cash and cash equivalents as of September 30, 2022, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. The Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional inflows of funds or capital financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Summary of Significant Accounting Principles

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. The Company performed an impairment test as of September 30, 2022 after identifying indicators of impairment. There was no impairment to goodwill based on the analysis.

The Company’s intangible asset is classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life at the time of FDA approval and is being amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets is measured by comparing the carrying value of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount the carrying value of the assets exceeds the fair value of the assets. The Company performed an impairment test as of September 30, 2022 after identifying indicators of impairment, including a decline in share price, the termination of the dedicated commercial team and sustained impacts of COVID-19 on the market. Based on the quantitative analysis an impairment loss of $17,746 was recorded as of September 30, 2022 to reduce the carrying value of the intangible asset.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(h) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company manages its cash and cash equivalents based on established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company’s accounts receivable balance as of September 30, 2022 and December 31, 2021 is compromised solely from transactions with the Company’s 3PL.

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

The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses an average of its peer group’s volatility in order to estimate future stock price trends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. The Company has never declared or paid cash dividends and has no plans to do so in the foreseeable future, therefore the dividend yield is zero.

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

(l) Net Loss Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 13(b)). Except with respect to voting and conversion, the rights of the holders of the Company’s common stock and the Company’s Series A Preferred Stock are identical. Each class of shares has the same rights to dividends. Although the Preferred Stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss per share calculation as of September 30, 2022.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and Diluted Loss Per Share
Net loss	$(29,205)	$(16,962)	$(49,545)	$(49,203)
Weighted average common shares outstanding, basic and diluted	11,836,122	2,411,433	7,685,398	2,112,247
Net loss per share of common stock, basic and diluted	$(2.47)	$(7.03)	$(6.45)	$(23.29)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options and restricted stock units outstanding	606,652	151,955	606,652	151,955
Warrants	31,298,007	1,095,984	31,298,007	1,095,984

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
•
Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At September 30, 2022:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$2,225	$—	$—
Total cash equivalents	$2,225	$—	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$—
Contingent consideration (See Note 12(b))	—	—	21,408
	$—	$—	$21,408

At December 31, 2021:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$10,110	$—	$—
Total cash equivalents	$10,110	$—	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$7
Contingent consideration (See Note 12(b))	—	—	23,862
	$—	$—	$23,869

The reconciliation of the warrant liability and contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2020	$65	$65,043
Payment of contingent consideration	—	(7,869)
Remeasurement	(58)	(33,312)
Balance at December 31, 2021	$7	$23,862
Payment of contingent consideration	—	(1,200)
Remeasurement	(7)	(1,254)
Total at September 30, 2022	$—	$21,408

Current portion as of September 30, 2022	$—	$8,436
Long-term portion as of September 30, 2022	—	12,972

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

See Note 13(c) for the significant assumptions and inputs used to determine the fair value of liability classified warrants.

Based on the amended terms of the Alkermes agreement (see Note 12(b)), the remaining contingent consideration payments include the second components, which became payable upon regulatory approval, and includes remaining payments of $45,000 payable in seven equal annual payments of approximately $6,400 of which the first payment was made in February 2021, the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales. The fair value of the remaining second consideration component is estimated by applying a risk-adjusted discount rate to the scheduled remaining payments. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of September 30, 2022, the fair value calculations used a discount rate of 35.00%.

The fair value of the contingent consideration liability is measured using inputs and assumptions as of the date of the financial statements. The current portion of the contingent consideration represents the estimated probability-adjusted fair value that is expected to become payable within one year as of September 30, 2022. Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued, are adjusted in the period during which such events and circumstances occur.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2022, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at September 30, 2022 due to the fact that the debt arrangements reflect market terms from recent transactions.

(5) Cash Equivalents

The following is a summary of cash equivalents:

	September 30, 2022
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$2,225	$—	$—	$2,225
Total cash equivalents	$2,225	$—	$—	$2,225

	December 31, 2021
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$10,110	$—	$—	$10,110
Total cash equivalents	$10,110	$—	$—	$10,110

As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents had maturities of one month.

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

Inventory consists of the following:

	September 30, 2022	December 31, 2021
Raw materials	$26	$53
Sub-assemblies	4,015	4,656
Finished goods	1,630	645
	5,671	5,354
Provision for inventory obsolescence	(1,194)	(352)
Inventory	$4,477	$5,002

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2022	December 31, 2021
Building and improvements	$166	$196
Furniture, office and computer equipment	841	952
Manufacturing and laboratory equipment	717	717
Construction in progress	980	4,622
	2,704	6,487
Less: accumulated depreciation	1,465	1,472
Property and equipment, net	$1,239	$5,015

Depreciation expense for the three and nine months ended September 30, 2022 was $39 and $125, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $46 and $195, respectively.

The Company recorded an impairment loss on property and equipment of $3,662 during the three and nine months ended September 30, 2022, which represents the non-cash impairment charge recorded for assets that were previously capitalized in connection with the construction of a second manufacturing suite at the Alkermes manufacturing facility. The suite is no longer planned to be used for production. There were no such impairment charges reported during the three and nine months ended September 30, 2021.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Lease terms vary based on the nature of operations. The current leased facility recorded on the Consolidated Balance Sheet is classified as an operating lease with a remaining lease term of 5 years. Most leases contain specific renewal options where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Costs determined to be variable and not based on an index or rate were not included in the measurement of operating lease liabilities. As most leases do not provide an implicit rate, the Company’s effective interest rate was used to discount its lease liabilities.

The Company’s leases with an initial term of twelve months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right of use asset or lease liability on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term.

As of September 30, 2022, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2022	$111
2023	270
2024	278
2025	278
2026	287
2027	295
Total lease payments	1,519
Less imputed interest	(678)
Total operating lease liability	$841

As of September 30, 2022, the weighted average remaining lease term was 5 years and the weighted average discount rate was 23%.

The components of the Company’s lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$70	$79	$215	$255
Short-term lease cost	33	52	106	130
Total lease cost	$103	$131	$321	$385

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $254 and $258 for the nine months ended September 30, 2022 and 2021, respectively.

(9) Intangible Assets

The following represents the balances of the intangible assets:

	September 30, 2022	December 31, 2021
Asset resulting from R&D activities	$26,400	$26,400
Accumulated Amortization	(6,654)	(4,722)
Impairment loss	(17,746)	—
Intangible assets, net	$2,000	$21,678

Amortization expense for the three and nine months ended September 30, 2022 was $644 and $1,932, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $644 and $1,932, respectively.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

During the nine months ended September 30, 2022, the Company recorded an impairment loss of $17,746 to reduce the carrying value of the intangible asset as a result of current estimates of its expected net fair value.

As of September 30, 2022, future amortization expense is as follows:

Amortization
Remainder of 2022	$65
2023	261
2024	261
2025	261
2026	261
2027 and thereafter	891
Total	$2,000

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Payroll and related costs	$2,143	$3,516
Professional and consulting fees	667	1,071
Other research and development costs	61	157
Interest payable	100	116
Other	348	680
	$3,319	$5,540

In November 2020, the Company implemented a reduction in force impacting approximately 40 employees and resulted in a charge of $1,753, primarily related to severance, of which $25 remains accrued and unpaid as of September 30, 2022.

In March 2022, the Company implemented a reduction in force impacting approximately 66 employees and resulted in a charge of $4,148, primarily related to severance, of which $1,267 remains accrued and unpaid as of September 30, 2022. Further, in September 2022, the Company eliminated the remaining dedicated commercial team of approximately 7 employees, which resulted in a third quarter charge of $241, primarily related to severance, of which $193 remains accrued and unpaid as of September 30, 2022.

(11) Debt

The following table summarizes the components of the carrying value of debt:

	September 30,	December 31,
	2022	2021
Credit Agreement	$10,000	$10,000
Payment of principal	(1,112)	—
Unamortized deferred issuance costs	(969)	(1,583)
Exit fee accretion	167	114
Total debt	$8,086	$8,531

Current portion	$5,911	$2,222
Long-term portion, net	2,175	6,309

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(a) Credit Agreement

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of September 30, 2022, no funds have been drawn from the additional tranches.

The Tranche Two Loans in an amount not to exceed $5,000 may be drawn upon on or before August 29, 2021 provided that the Company generates at least $5,000 in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Two Loans are funded. The Tranche Two Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Three Loans, Tranche Four Loans, or Tranche Five Loans, as applicable, provided that the Tranche Two Loans may not be drawn more than once. The Tranche Three Loans in an amount not to exceed $5,000 may be drawn upon on or before November 29, 2021 provided that the Company generates at least $10,000 in net revenue in the three consecutive calendar months immediately preceding such date such Tranche Three Loans are funded. The Tranche Three Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Four Loans or Tranche Five Loans, as applicable, provided that the Tranche Three Loans may not be drawn more than once. The Tranche Four Loans in an amount not to exceed $10,000 may be drawn upon, subject to the consent of the Lenders, on or before August 29, 2022 provided that the Company generates at least $20,000 in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Four Loans are funded. The Tranche Four Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Five Loans provided that the Tranche Four Loans may not be drawn more than once. The Tranche Five Loans in an amount not to exceed $20,000 may be drawn upon, subject to the consent of the Lenders, on or before March 1, 2023 provided that the Company generates at least $100,000 in net revenue in the twelve consecutive calendar months immediately preceding the date such Tranche Five Loans are funded. The Company does not expect to draw additional loan tranches from the Credit Agreement as of September 30, 2022.

The Term Loans will bear interest at a per annum rate equal to 13.5%, with monthly, interest-only payments until the date that is three years prior to the Maturity Date (as defined below) (the “Amortization Date”). The maturity date of the Credit Agreement is May 29, 2025, but may be extended to May 29, 2026 provided that the EBITDA (as defined in the Credit Agreement) for the consecutive twelve-month period ending on or immediately prior to May 29, 2022 is greater than $10,000 (such date, “Maturity Date”), which the Company did not achieve. Beginning on the Amortization Date, the Company will be obligated to pay amortization payments (in addition to the interest stated above) on such date and each month thereafter in equal month installments of principal based on an amortization schedule of thirty-six months. Any unpaid principal amount of the Term Loans is due and payable on the Maturity Date.

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of September 30, 2022, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times (the “Minimum Liquidity Covenant”) and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of September 30, 2022, the Company was in compliance with the Minimum Liquidity Covenant as the minimum EBITDA criteria is not applicable until additional tranches are drawn. As of September 30, 2022, borrowings under the Credit Agreement are classified based on their schedule maturities.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 15,060 shares of the Company’s common stock, at an exercise price equal to $160.65 per share. See Note 13(c) for additional information. The warrant is exercisable through May 29, 2027.

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which are being amortized using the effective interest method over the term of Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of September 30, 2022, the effective interest rate was 22.67%, which takes into consideration the non-cash amortization of the debt issuance costs and accretion of the exit fee. The Company recorded debt issuance cost amortization related to the Credit Agreement of $193 and $614 for the three and nine months ended September 30, 2022, respectively, and $211 and $633 for the three and nine months ended September 30, 2021, respectively.

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

On October 24, 2022, the Company entered into Amendment No. 2 and Waiver to Credit Agreement, or the Amendment, with MAM Eagle Lender. Pursuant to the terms of the Amendment, the Credit Agreement is amended such that the Company must repay the principal thereunder (i) on the first business day of each month until the Interest Payment Date on December 1, 2022, in equal monthly installments of principal based on an amortization schedule of 36 months, (ii) an additional payment of principal in the amount of $300 prior to December 31, 2022 and (iii) commencing on the Interest Payment Date on January 2, 2023 and on each Interest Payment Date thereafter until the obligations have been repaid in full, the principal amount of $500. In addition, the Amendment decreases the minimum cash covenant the Company is required to maintain under the Credit Agreement to (i) $3,000 for the period beginning on October 1, 2022, and ending on November 30, 2022, (ii) $4,500 for the period beginning on December 1, 2022, and ending on February 28, 2023, and (iii) $4,000 from and after March 1, 2023. Further, the Company has agreed that prior to December 31, 2022, it shall not, without the prior written consent of the Lenders, make or permit any payment under its agreements with Alkermes. In consideration for the Amendment, the Company agreed to pay the Agent an amendment fee of $5 and the Lender an amendment fee of $200.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(12) Commitments and Contingencies

(a) Licenses and Supply Agreements

The Company is party to an exclusive license with Orion Corporation, a company incorporated under the laws of Finland (“Orion”) for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($20,084 as of September 30, 2022) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through September 30, 2022, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($11,954 as of September 30, 2022) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through September 30, 2022, no such milestones have been achieved.

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents (“NMBs”) and a proprietary reversal agent from Cornell University (“Cornell”). The NMBs and reversal agent are referred to herein as the NMB Related Compounds. The NMB Related Compounds include one novel intermediate-acting NMB that has initiated Phase I clinical trials and two other agents, a novel short-acting NMB, and a rapid-acting reversal agent specific to these NMBs. The Company is obligated to make: (i) an annual license maintenance fee payment to Cornell in the remaining range of $70 to $125 until the first commercial sale of the NMB Related Compounds; and (ii) milestone payments to Cornell upon the achievement of certain milestones, up to a maximum, for each NMB Related Compound, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is obligated to pay Cornell royalties on net sales of the NMB Related Compound at a rate ranging from low to mid-single digits, depending on the applicable NMB Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company reimburses Cornell for its ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMB Related Compounds. Through September 30, 2022, no such milestones have been achieved.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component was (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components became payable upon regulatory approval in February 2020 and include (i) a $5,000 payment, which was paid in three installments during 2020 and 2021, and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval, of which the first payment was made in the first quarter of 2021. The Company paid $1,200 of the second payment, which was due in the first quarter of 2022, and will make payments thereafter until the second payment is fully paid, as agreed between the Company and Alkermes. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales, which is paid quarterly. In October 2022, the Company entered into the Amendment with MAM Eagle lender and has agreed that prior to December 31, 2022, it shall not, without the prior written consent of the Lenders, make or permit any payment under its agreements with Alkermes.

As of September 30, 2022, the Company has paid $22,629 in milestone payments to Alkermes.

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

On March 24, 2022, the plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the court stay all deadlines. On May 10, 2022, plaintiff filed an unopposed motion for preliminary approval of the class action settlement. The Court entered an order preliminarily approving the settlement and providing for notice on May 12, 2022. A hearing for final approval of the settlement was held on October 26, 2022, and the parties are awaiting a decision.

(d) Purchase Commitments

As of September 30, 2022, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $3,419 primarily related to manufacturing and development activities and other goods and services. The timing of certain purchase commitments cannot be estimated as it is dependent on the outcome of other strategic evaluations and agreements.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(e) Certain Compensation and Employment Agreements

The Company entered into an employment agreement with one of its named executive officers in February 2020. As of September 30, 2022, this employment agreement provided for, among other things, annual base salary in an aggregate amount of not less than $927, from that date through March 2023.

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

On November 24, 2020, the Company closed a registered direct offering of 81,429 shares of its common stock, warrants to purchase 289,331 shares of common stock (the “November Series A Warrants”) at an exercise price of $42.00 per share, pre-funded warrants to purchase 207,902 shares of common stock (the “November Series B Warrants”) at an exercise price of $0.35 per share, for net proceeds to the Company of $10,763. As compensation to H.C. Wainwright & Co., LLC (the “Placement Agent”) as placement agent, the Company agreed to pay to the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds, plus a management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. The Company also issued warrants to purchase 17,357 shares of common stock (the “November Placement Agent Warrants”) at an exercise price of $51.84375 per share.

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

On September 1, 2022, the Company closed a best efforts public offering of: (i) 7,554,886 shares of its common stock, par value $0.01 per share and accompanying Series A-1 warrants (“Series A-1 warrants”) to purchase 7,554,886 shares of Common stock and Series A-2 warrants (“Series A-2 warrants”, and together with the Series A-1 warrants, “Series A warrants”) to purchase 7,554,886 shares of Common Stock, at a combined public offering price of $0.525 per share and Series A warrants and (ii) Series B pre-funded warrants (“Series B pre-funded warrants”) to purchase 4,264,286 shares of Common Stock and accompanying Series A-1 warrants to purchase 4,264,286 shares of Common Stock and Series A-2 warrants to purchase 4,264,286 shares of Common stock at a combined public offering price of $0.515 per Series B pre-funded warrant and Series A warrants, which is equal to the public offering price per share of Common Stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series B pre-funded warrant. The Series A warrants have an exercise price of $0.525 per share of Common Stock. The Series A-1 warrants are exercisable upon issuance and will expire five years from the date of issuance. The Series A-2 warrants are exercisable upon issuance and will expire thirteen months from the date of issuance. The exercise price of the Series A warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A warrants. Subject to certain ownership limitations, the Series B pre-funded warrants are immediately exercisable and were exercised at a nominal consideration of $0.01 per share of Common Stock upon the closing of the transaction. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the Offering, the Company paid a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 709,150 shares of common stock. The placement agent warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $0.65625 per share and expire on August 29, 2027. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $5,065.

On November 3, 2022, shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation, as amended, which authorized the Board of Directors to effect a reverse stock split of the Company's common stock by a ratio of any whole number between 1-for-5 and 1-for-40.

(b) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share.

On September 19, 2022, the board of directors of the Company declared a dividend of one one-thousandth (1/1,000th) of a share of Series B Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), for each outstanding share of the Company’s common stock, par value $0.01 per share to shareholders of record on September 29, 2022 (the “Record Date”). The shares of Series B Preferred Stock were distributed to such recipients on October 3, 2022. Each share of Series B Preferred Stock entitles the holder thereof to 1,000,000 votes per share. The outstanding shares of Series B Preferred Stock vote together with the outstanding shares of Common Stock of the Company as a single class exclusively with respect to (1) any proposal to adopt an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to reclassify the outstanding shares of common stock into a smaller number of shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment (the “Reverse Stock Split”) and (2) any proposal to adjourn any meeting of shareholders called for the purpose of voting on the Reverse Stock Split. The Series B Preferred Stock will not be entitled to vote on any other matter, except to the extent required under the Pennsylvania Business Corporation Law.

As of September 30, 2022, 20,003.745 shares of Series B Preferred Stock were declared as a stock dividend and issued on October 3, 2022. On November 3, 2022, all of our outstanding shares of Series B Preferred Stock were redeemed for nominal consideration pursuant to the terms of the Series B Preferred Stock.

All issued and outstanding shares of preferred stock contained in the financial statements have been retroactively adjusted to reflect this dividend for all period presented as if the distribution date of the shares of preferred stock occurred within those periods.

See Note 13(a) for additional information regarding the December 2021 Offering.

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

On August 24, 2022, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with certain holders of the Company’s (i) Series A Warrants to purchase 289,331 shares of common stock with an exercise price of $42.00 per share, (ii) Warrants to purchase 294,298 shares of common stock with an exercise price of $56.00 per share, (iii) Warrants to purchase 400,815 shares of common stock with an exercise price of $31.50 per share, (iv) Warrants to purchase 362,479 shares of common stock with an exercise price of $11.20 per share, and (v) Warrants to purchase 3,544,580 shares of common stock with an exercise price of $3.25 per share (the “Existing Warrants”). Under the Warrant Amendment Agreements, the Company agreed to amend the Existing Warrants by lowering the exercise price of the Existing Warrants to $0.5981 per share. The warrant modification resulted in an increase in the fair value of warrants of $1,151. Subsequent to the warrant amendment, the Company issued 115,000 shares of common stock upon exercise of a portion of the amended warrants for net proceeds of $69.

During the year ended December 31, 2021, the Company issued 3,189 shares of common stock upon exercise of the March Series B Warrants for net proceeds of $1 and 294,298 shares of common stock upon exercise of the December Series A Warrants for proceeds of $12,155.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of September 30, 2022, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	919	$0.35	March 26, 2025
MAM Eagle Lender Warrant	15,060	$160.65	May 29, 2027
November Series A Warrants	289,331	$0.5981	November 24, 2025
November Placement Warrants	17,357	$51.84375	November 24, 2025
December Placement Warrants	17,654	$50.96875	December 18, 2025
January Warrants	294,298	$0.5981	January 21, 2026
January Placement Warrants	17,654	$70.00	January 21, 2026
February Placement Warrants	18,854	$70.00	February 8, 2026
May Warrants	400,815	$0.5981	June 1, 2027
May Placement Warrants	24,046	$37.1875	May 31, 2026
December 2021 Warrants	362,479	$0.5981	June 27, 2027
December 2021 Placement Agent Warrants	28,996	$11.20	December 27, 2026
March 2022 Warrants	78,088	$3.25	March 1, 2027
March 2022 Warrants, repriced	3,429,580	$0.5981	March 1, 2027
March 2022 Underwriter Warrants	210,526	$3.5625	February 24, 2027
May 2022 Warrants	1,646,091	$1.09	May 19, 2027
May 2022 Placement Agent Warrants	98,765	$1.5188	May 17, 2027
August 2022 Series A-1 Warrants	11,819,172	$0.525	September 1, 2027
August 2022 Series A-2 Warrants	11,819,172	$0.525	October 2, 2023
August 2022 Placement Agent Warrants	709,150	$0.65625	August 29, 2027

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

September 30, 2022
Series A Warrants
Fair value	$—
Expected dividend yield	—%
Expected volatility	77.76%
Risk-free interest rates	4.25%
Remaining contractual term	2.5 years

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(14) Stock-Based Compensation

The Company has adopted the 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for an initial total of 85,714 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2021, the number of shares available for issuance under the 2019 Plan was increased by 120,605. The total number of shares authorized for issuance under the 2019 Plan as of September 30, 2022 is 263,167. As of September 30, 2022, 115,442 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. There were no options granted during the nine months ended September 30, 2022. The weighted average grant-date fair value of options awarded to employees during the nine months ended September 30, 2021 was $25.39.

Under the 2019 Plan, the fair value of the Baudax Bio options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

September 30,
2021
Expected option life	5.6 years
Expected volatility	75.16%
Risk-free interest rate	0.84%
Expected dividend yield	—

The following table summarizes Baudax Bio stock option activity during the nine months ended September 30, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2021	125,418	$76.05	8.6 years
Expired/forfeited/cancelled	(41,980)	$54.41
Balance, September 30, 2022	83,438	$86.94	7.7 years
Vested	58,987	$87.18	7.4 years
Vested and expected to vest	83,438	$86.94	7.7 years

Included in the table above are 3,229 stock options outstanding as of September 30, 2022 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the nine months ended September 30, 2022:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2021	41,069	$63.79
Granted	501,209	0.76
Vested and settled	(11,909)	47.72
Expired/forfeited/cancelled	(7,155)	57.79
Balance, September 30, 2022	523,214	$3.86
Expected to vest	508,088

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Included in the table above are 627 time-based RSUs outstanding as of September 30, 2022 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was $1,172 and $4,132, respectively, which for the current year also includes expense for the liability classified awards.

As of September 30, 2022, there was $1,701 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 1.5 years. As of September 30, 2022, there was $450 of unrecognized compensation expense related to unvested performance-based RSUs.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of September 30, 2022, there was no aggregate intrinsic value of the vested and unvested options.

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

(16) Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended September 30, 2022 and 2021 were $32 and $148, respectively. Total Company contributions to the 401(k) plan for the nine months ended September 30, 2022 and 2021 were $373 and $569, respectively.

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

Overview

We are a pharmaceutical company primarily focused on innovative products for hospital and related settings. We believe that we can bring valuable therapeutic options for patients, prescribers and payers to the hospital and related markets.

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

We utilized our internal field team and collaborated with contracted third parties, to market ANJESO to health care professionals at key targeted institutions for the commercialization of ANJESO in the United States. In March of 2022 and September of 2022, we first reduced then eliminated dedicated commercial personnel.

The Centers for Medicare and Medicaid Services, or CMS, established a unique J-code for ANJESO in the fourth quarter of 2020. ANJESO has transitional pass-through status under traditional Medicare plans for a period of 3 years, thereby providing separate reimbursement for ANJESO when used for surgical procedures in the outpatient setting. We also entered into agreements with leading group purchasing organizations in the U.S., including Vizient Inc., Premier Inc. and HealthTrust, as well as one of the top three integrated delivery networks that serves over twelve million patients nationwide, for availability of ANJESO to their member institutions and with a leading operator of surgical facilities and ancillary services nationally, with over 150 locations nationwide. In addition, ANJESO is currently approved for use within the Department of Veterans Affairs, the Department of Defense, Indian Health Service, 340B covered entities, and multiple state Medicaid programs. We are continuing to evaluate alternative approaches to the commercialization of ANJESO both in the United States and outside the United States.

ANJESO has continued to be used most in institutions where we have had repeat ordering experience, despite the discontinuation of our dedicated commercial team. The number of vials sold to end-users increased approximately 16% in the third quarter of 2022 compared to the third quarter of prior year but decreased approximately 20% over the second quarter of 2022 due to the discounts associated with a higher volume sold to 340B hospitals in the third quarter.

Our costs have consisted primarily of expenses incurred in conducting our manufacturing, commercialization of ANJESO, public company and personnel costs, clinical trials and preclinical studies, and regulatory activities. We expect to incur operating losses for at least the next few years. We expect substantially all of our operating losses to result from costs incurred in connection with our commercialization activities, including manufacturing costs, and development programs, including our clinical, non-clinical and formulation development activities. Our expenses over the next several years are expected to primarily relate to commercialization activities and continuing to develop our other current and future product candidates. In addition, we may incur costs associated with the acquisition or in-license of products and successful commercialization of the acquired or in-licensed products.

Our pipeline also includes other early-stage product candidates, including two novel NMBs and a related proprietary chemical reversal agent and Dex-IN, a proprietary intranasal formulation of dexmedetomidine, or Dex, an alpha-2 adrenergic agonist that we are evaluating for possible partnering.

COVID-19 Impact

Our efforts to commercialize ANJESO were impacted in 2020, 2021, and continue in 2022 on a variable basis depending on the timing, location and extent of the outbreaks. There may continue to be impact from the COVID-19 pandemic, particularly in light of the surge of COVID-19 cases relating to new variants, and any new and potentially more virulent variants that may emerge. Intermittent impacts in the reduction of elective surgeries have occurred and this has had an impact in the recent quarter. Overall, many centers have yet returned to pre-COVID levels of surgeries even where the impact of COVID-19 and its variants have not been as great. In addition, COVID-19 has impacted revenue and the financial condition of many hospitals, caused a reduction in hospital staffing, leading, in some cases, to continued diversion in resources from other normal activities to patients suffering from COVID-19, and caused a limitation in hospital access for nonpatients, including our sales professionals, which we believe has impacted and will continue to impact our marketing and commercialization efforts. Further, hospitals and ambulatory surgical centers may experience staffing shortages as a result of retirement and resignation of a higher percentage of staff than normal as well as employee non-compliance with government or employer mandated vaccination requirements, which could reduce the number of elective surgeries that can be performed at hospitals with staffing shortages. We believe a reduction in elective surgeries during the COVID-19 pandemic has impacted and may continue to impact demand for ANJESO.

We anticipate that many hospitals and health care providers will continue to suffer negative financial consequences due to an increase in unexpected costs, including for personal protective equipment and ventilators, changes in COVID-19, Medicare and other reimbursements, and this impact may result in ongoing decreased revenue. If fewer elective procedures are being performed, we believe this may negatively impact ANJESO growth rates. In addition, in some areas the absence of hospital formulary meetings where new drugs can be adopted has had ongoing variable impact on our efforts to commercialize ANJESO. Many hospital formularies have resumed meetings after a 6-month, or longer, absence. Despite the existence of a backlog of products scheduled to be reviewed, we believe we will make progress with having ANJESO added to additional hospital formularies over the near term. Due to the rapidly evolving environment, continued uncertainties from the impact of the COVID-19 global pandemic, and the recent regional outbreaks that are impacting the recovery, we cannot estimate the full extent to which our commercialization of ANJESO and financial results may be adversely impacted.

2022 Reduction in Force

Due to our current cash position, in March of 2022, we implemented a reduction in workforce by approximately 66 employees (representing approximately 80% of our total workforce), including 43 members of our sales force. The reorganization was substantially completed by the end of the second quarter and approximately $4.1 million of charges were incurred for severance and other related costs. The reduction in force was designed to substantially reduce our operational expenses and conserve cash resources. Further, in September 2022, we terminated the remaining dedicated commercial team of 7 employees and incurred a third quarter charge of $0.2 million for severance and other related costs.

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

Our selling, general and administrative expenses decreased in the quarter ended September 30, 2022 as a result of a reduction in personnel and marketing costs, and we expect our future selling and commercial costs to be minimal. General and administrative expenses will remain relatively constant in the near term.

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Societal CDMO’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018 and August 2020. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, $3.6 million paid in 2020, another $1.4 million paid in 2021, and $45.0 million over seven years beginning one year after approval, of which the first payment was made in the first quarter of 2021 and a partial payment was made on the second payment of $1.2 million, which was due in the first quarter of 2022, with monthly payments of $0.2 million paid thereafter until fully paid, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent), which is paid quarterly. The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of September 30, 2022 recorded a $21.4 million payment obligation, representing the estimated probability adjusted fair value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of September 30, 2022, we have paid $22.6 million in milestone payments to Alkermes.

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

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of September 30, 2022 and 2021.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021
	(amounts in thousands)
Revenue, net	$238	$281

Operating expenses:
Cost of sales	1,208	462
Research and development	645	658
Selling, general and administrative	3,808	11,074
Amortization of intangible assets	644	644
Change in warrant valuation	(1)	(6)
Change in contingent consideration valuation	1,222	3,829
Loss on impairment of property and equipment	3,662	—
Loss on impairment of intangible asset	17,746	—
Total operating expenses	28,934	16,661
Operating loss	(28,696)	(16,380)
Other expense:
Other expense, net	(509)	(582)
Net loss	$(29,205)	$(16,962)

Revenue, net. For the three months ended September 30, 2022 and 2021, net product revenue was $0.2 million and $0.3 million, respectively, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue is recognized as shipments are made to our 3PL provider. The decrease of $0.1 million was attributable to the reduction in our field staff in the current year and the impact of additional sales to 340B hospitals and associated discounts in 2022.

Cost of Sales. Our cost of sales was $1.2 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. We expensed costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the three months ended September 30, 2022 and 2021 were expensed prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. The increase of $0.7 million was primarily a result of an increase of $0.7 million in inventory reserve expense in the current year compared to the prior year.

Research and Development. Our research and development expenses were $0.6 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $0.1 million was a result of a decrease in personnel costs of $0.1 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $3.8 million and $11.1 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $7.3 million was primarily a result of a reduction in personnel costs of $4.4 million, a decrease in marketing costs of $1.9 million, a decrease in public company costs of $0.4 million, and a decrease in both consulting and travel expenses of $0.3 million.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the three months ended September 30, 2022 and 2021, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was an increase in value of $1.2 million for the three months ended September 30, 2022 and an increase in value of $3.8 million for the three months ended September 30, 2021. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The increase in contingent consideration value for both the three months ended September 30, 2022 and 2021 was primarily due to the time value of money as we progress closer to payment of the contingent consideration liability.

Loss on impairment of property and equipment. Loss on impairment of property and equipment was $3.7 million for the three months ended September 30, 2022, which relates to the impairment associated with the second manufacturing suite in the Alkermes facility that will no longer be needed for manufacturing ANJESO due to current business conditions. There was no loss on impairment of property and equipment for the three months ended September 30, 2021.

Loss on impairment of intangible asset. Loss on impairment of intangible asset was $17.7 million for the three months ended September 30, 2022, which was recorded to reduce the carrying value of the intangible asset as a result of our quantitative impairment test. There was no loss on impairment of intangible asset for the three months ended September 30, 2021.

Other Expense, net. Other expense was $0.5 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in other expense of $0.1 million was primarily related the decrease of $0.1 million in the interest expense incurred on our Credit Agreement with MAM Eagle Lender and the amortization of related financing costs due to the reduction in principal balance.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
	(amounts in thousands)
Revenue, net	$959	$680

Operating expenses:
Cost of sales	2,217	1,869
Research and development	2,850	2,623
Selling, general and administrative	22,027	33,770
Amortization of intangible assets	1,932	1,932
Change in warrant valuation	(7)	(47)
Change in contingent consideration valuation	(1,254)	9,551
Loss on impairment of property and equipment	3,662	—
Loss on impairment of intangible asset	17,746	—
Total operating expenses	49,173	49,698
Operating loss	(48,214)	(49,018)
Other expense:
Other expense, net	(1,331)	(185)
Net loss	$(49,545)	$(49,203)

Revenue, net. For the nine months ended September 30, 2022 and 2021, net product revenue was $1.0 million and $0.7 million, respectively, related to sales of ANJESO in the U.S. While utilizing the title model of distribution, product revenue is recognized as shipments are made to our 3PL provider. The increase of $0.3 million was attributable to increased demand at existing accounts.

Cost of Sales. Our cost of sales was $2.2 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. We expensed costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the nine months ended September 30, 2022 and 2021 were expensed prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. The increase of $0.3 million was primarily a result of the increase in inventory reserve expense of $0.6 million, partially offset by the reduction in manufacturing costs, including reductions in production and storage costs, of $0.3 million.

Research and Development. Our research and development expenses were $2.9 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $0.3 million was primarily due to an increase in clinical trials costs associated with our ANJESO pediatric program of $0.3 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $22.0 million and $33.8 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $11.8 million was primarily a result of a reduction in personnel costs of $6.0 million, a decrease in public company costs of $1.8 million, a decrease in marketing costs of $3.1 million, a decrease in consulting expenses of $0.7 million and decrease in travel expenses of $0.2 million.

Amortization of Intangible Assets. Amortization expense was $1.9 million for each of the nine months ended September 30, 2022 and 2021, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life.

Change in Contingent Consideration Valuation. The change in contingent consideration valuation was a decrease in value of $1.3 million for the nine months ended September 30, 2022 and an increase in value of $9.6 million for the nine months ended September 30, 2021. The non-cash charge for contingent consideration in each period related to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The decrease in contingent consideration value for the nine months ended September 30, 2022 was primarily due to updated forecasts for ANJESO due to the significant reduction of our commercial team, partially offset by the increase for the time value of money. The increase in contingent consideration valuation for the nine months ended September 30, 2021 was primarily due to the time value of money and change in interest rates, partially offset by adjusted timing of estimated milestone and royalty payments due to updated forecasts reflecting an estimate of the launch trajectory of ANJESO.

Loss on impairment of property and equipment. Loss on impairment of property and equipment was $3.7 million for the nine months ended September 30, 2022, which relates to the impairment associated with the second manufacturing suite in the Alkermes facility that will no longer be needed for manufacturing ANJESO due to current business conditions. There was no loss on impairment of property and equipment for the nine months ended September 30, 2021.

Loss on impairment of intangible asset. Loss on impairment of intangible asset was $17.7 million for the nine months ended September 30, 2022, which was recorded to reduce the carrying value of the intangible asset as a result of our quantitative impairment test. There was no loss on impairment of intangible asset for the nine months ended September 30, 2021.

Other Expense, net. Other expense was $1.3 million and $0.2 for the nine months ended September 30, 2022 and 2021, respectively. The increase in other expense of $1.1 million was primarily due to the gain on extinguishment of the PPP Loan of $1.6 million in the previous year upon the approval of our application for forgiveness, partially offset by other income in the current year for the settlement of a patent infringement claim of $0.3 million and the decrease of $0.2 million in the interest expense incurred on our Credit Agreement with MAM Eagle Lender and the amortization of related financing costs due to the reduction in principal balance.

Liquidity and Capital Resources

As of September 30, 2022, we had $5.6 million in cash and cash equivalents.

On September 1, 2022, we closed a best efforts public offering of: (i) 7,554,886 shares of its common stock, par value $0.01 per share and accompanying Series A-1 warrants to purchase 7,554,886 shares of Common stock and Series A-2 warrants, and together with the Series A-1 warrants to purchase 7,554,886 shares of Common Stock, at a combined public offering price of $0.525 per share and Series A warrants and (ii) Series B pre-funded warrants to purchase 4,264,286 shares of Common Stock and accompanying Series A-1 warrants to purchase 4,264,286 shares of Common Stock and Series A-2 warrants to purchase 4,264,286 shares of Common stock at a combined public offering price of $0.515 per Series B pre-funded warrant and Series A warrants, which is equal to the public offering price per share of Common Stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series B pre-funded warrant. The Series A warrants have an exercise price of $0.525 per share of Common Stock. The Series A-1 warrants are exercisable upon issuance and will expire five years from the date of issuance. The Series A-2 warrants are exercisable upon issuance and will expire thirteen months from the date of issuance. The exercise price of the Series A warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A warrants. Subject to certain ownership limitations, the Series B pre-funded warrants were immediately exercisable and were exercised at a nominal consideration of $0.01 per share of Common Stock upon the closing of the transaction. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the Offering, we paid a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. We also issued to designees of the placement agent warrants to purchase up to 709,150 shares of common stock. The placement agent warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $0.65625 per share and expire on August 29, 2027. Net proceeds, after deducting underwriting discounts and commissions and offering expenses, was $5.1 million.

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

We anticipate that our principal uses of cash in the future will be primarily to fund our operations, pipeline development activities, small scale ANJESO commercialization, working capital needs, capital expenditures and other general corporate purposes.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of September 30, 2022, we will need to raise additional capital in the next twelve months to continue as a going concern.

Sources and Uses of Cash

Cash used in operations was $24.0 million and $36.6 million for the nine months ended September 30, 2022 and 2021, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, depreciation, amortization, changes in warrant valuations, changes in fair value of contingent consideration, and impairment losses on property and equipment and intangible asset, as well as changes in operating assets and liabilities.

There was no significant cash used in investing activities for the nine months ended September 30, 2022. Cash used in investing activities for the nine months ended September 30, 2021 was $10.2 million, which was primarily due to purchases of short-term investments in the current year of $19.6 million, partially offset by maturity of short-term investments of $9.5 million.

There was $13.8 million of net cash provided by financing activities in the nine months ended September 30, 2022 consisting of net proceeds of $14.3 million from a public offering of common stock and warrants and $1.8 million of net proceeds from a registered direct offering of common stock and concurrent private placement of warrants, partially offset by a payment of contingent consideration of $1.2 million and payments on long-term debt of $1.1 million. There was $31.3 million of net cash provided by financing activities for the nine months ended September 30, 2021 consisting of net proceeds of $27.1 million from registered direct offerings of common stock and warrants and net proceeds of $12.2 million from warrant exercises, partially offset by a payment of contingent consideration of $7.9 million.

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
•
our ability to maintain listing on the Nasdaq Capital Market;
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

Contractual Commitments

The table below reflects our contractual commitments as of September 30, 2022:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$8,889	$5,911	$2,978	$—	$—
Interest on Debt	1,217	1,026	191	—	—

Purchase Obligations (2):	$3,419	$252	$111	$29	$—
Operating Leases (3)	1,519	314	554	578	73
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	48,425	80	190	125	—
Alkermes Payments (6)	117,371	8,829	22,114	6,429	—
Employment Agreements (7)	927	618	309	—	—

Total Contractual Obligations	$181,767	$17,030	$26,447	$7,161	$73

(1)
Debt obligations consist of principal, an exit fee of 2.5% of that principal and interest on the $8.9 million outstanding term loan under our Credit Agreement. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See Note 11 to the Consolidated Financial Statements included in this Quarterly Report.

(2)
These obligations consist of cancelable and non-cancelable purchase commitments related to manufacturing and development activities and other goods or services. The timing of certain purchase commitments totaling $3,027 cannot be estimated in the table above as it is dependent on sales launch trajectory, development progression or the outcome of other strategic evaluations and as such is only included in the total. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(d) to the Consolidated Financial Statements included in this Quarterly Report.

(3)
We have become party to certain operating leases for the leased space in Malvern, Pennsylvania, and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented. See Note 8 to the Consolidated Financial Statements included in this Quarterly Report.

(4)
We are party to exclusive licenses with Orion for the development and commercialization of certain pipeline product candidates, under which we may be required to make certain milestone and royalty payments to Orion. See Note 12(a) to the Consolidated Financial Statements included in the Quarterly Report. The amount reflects only payment obligations that are fixed and determinable that may arise based on meeting certain milestones. We are unable to reliably estimate the timing of these payments totaling $32,030 because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established, and as such are only included in the total. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets.

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

(7)
We have entered into an employment agreement with one of our named executive officers. As of September 30, 2022, this employment agreement provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through March 2023. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(e) to the Consolidated Financial Statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Annual Report. In the nine months ended September 30, 2022, there were no significant changes to the application of critical accounting policies previously disclosed in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On March 24, 2022, plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the court stay all deadlines. On May 10, 2022, plaintiff filed an unopposed motion for preliminary approval of the class action settlement. The Court entered an order preliminarily approving the settlement and providing for notice on May 12, 2022. A hearing for final approval of the settlement was held on October 26, 2022, and the parties are awaiting a decision.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors disclosed in our 2021 Annual Report.

Risks Related to Our Finances and Capital Requirements

We have incurred significant indebtedness, which could adversely affect our business, including as a result of any default thereof.

As of September 30, 2022, we had an outstanding balance of $8.9 million under our credit agreement with MAM Eagle Lender. Our indebtedness could have important consequences to our shareholders. For example, it:

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

On October 24, 2022, we entered into Amendment No. 2 and Waiver to Credit Agreement, or the Amendment, with MAM Eagle Lender. Pursuant to the terms of the Amendment, the credit agreement is amended such that we must repay the principal thereunder (i) on the first business day of each month, each, an Interest Payment Date, until the Interest Payment Date on December 1, 2022, in equal monthly installments of principal based on an amortization schedule of 36 months, (ii) an additional payment of principal in the amount of $300,000 prior to December 31, 2022 and (iii) commencing on the Interest Payment Date on January 2, 2023 and on each Interest Payment Date thereafter until the obligations have been repaid in full, the principal amount of $500,000.

In addition, the Amendment decreases the minimum cash covenant we are required to maintain under the credit agreement, or the Minimum Liquidity Covenant, to (i) $3.0 million for the period beginning on October 1, 2022, and ending on November 30, 2022, (ii) $4.5 million for the period beginning on December 1, 2022, and ending on February 28, 2023, and (iii) $4.0 million from and after March 1, 2023. Further, we have agreed that prior to December 31, 2022, we will not, without the prior written consent of MAM Eagle Lender, make or permit any payment under our agreements with Alkermes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Submission of Matters to a Vote of Security Holders.

On November 3, 2022, we held a Special Meeting of Shareholders, or the Special Meeting, where our shareholders voted on and approved an amendment to our Amended and Restated Articles of Incorporation, as amended to effect a reverse stock split of our outstanding shares of common stock by a ratio of any whole number between 1-for-5 and 1-for-40, the implementation and timing of which shall be subject to the discretion of our Board of Directors, or the Reverse Stock Split. The following is a brief description of the final voting results from the Special Meeting.

Proposal 1 – Reverse Stock Split. The Reverse Stock Split was approved, as follows:

Votes For	Votes Against	Abstentions
4,793,076,613	1,653,643,611	70,183,264

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2022 (File No. 001-39101).

4.1	Form of Series A-1 Warrant.	Incorporated herein by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-1/A filed on August 17, 2022 (File No. 333-266499).

4.2	Form of Series A-2 Warrant.	Incorporated herein by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-1/A filed on August 17, 2022 (File No. 333-266499).

4.3	Form of Series B Pre-Funded Warrant.	Incorporated herein by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-1/A filed on August 17, 2022 (File No. 333-266499).

4.4	Form of Placement Agent Warrant.	Incorporated herein by reference to Exhibit 4.23 to the Company’s Registration Statement on Form S-1/A filed on August 17, 2022 (File No. 333-266499).

4.5	Form of Warrant Amendment Agreement.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 25, 2022 (File No. 001-39101).

10.1*

Amendment No. 1 and Waiver to Credit Agreement, dated August 1, 2022, by and Baudax Bio, Inc., Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lenders party thereto.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2022 (File No. 001-39101).

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

* Certain identified information in the exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: November 7, 2022	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Jillian Dilmore
Jillian Dilmore
Corporate Controller
(Principal Financial and Accounting Officer)