Form 10-K
period 2022-12-31
Baudax Bio, Inc.
filed 2023-02-23
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022 was $6.8 million. The number of shares of Registrant’s Common Stock outstanding as of February 21, 2023, was 2,585,702.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant’s proxy statement for the 2023 annual meeting of shareholders to be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

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
•
our ability to obtain regulatory approval for any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
•
our ability to successfully market, commercialize and achieve broad market acceptance for any of our product candidates once approved;
•
our ability and that of our third-party manufacturers to successfully scale-up our clinical and commercial manufacturing process for future products;
•
the results, timing and outcome of our clinical trials of our product candidates, and any future clinical trials and preclinical studies;
•
our ability to source materials needed for our drug candidates, optimize formulations for stability and other characteristics;
•
our relationships with Alkermes plc, or Alkermes, other third parties, licensors, collaborators, and our employees;
•
the effects of changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, tax impacts and net operating loss utilization related to the separation from Societal CDMO’s acute care business and transfer of such assets to us, or the Separation, and changes in the tax laws;
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
•
our ability to develop relationships with key commercial partners;
•
our ability to defend any material litigation filed against us and avoid liabilities resulting from any material litigation;
•
our ability to recruit or retain key scientific, technical, and management personnel or to retain our executive officers;
•
our ability to raise future financing for continued development of our business and our product candidates and to meet any required debt payments, and any milestone payments owing to Alkermes, or our other licensing and collaboration partners;

•
the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, geopolitical tensions or the outbreak of hostilities or war;
•
our ability to operate under increased leverage and comply with associated lending covenants; to pay existing required interest and principal amortization payments when due; and/or to obtain acceptable refinancing alternative, and;
•
our expectations regarding the impact of the ongoing COVID-19 pandemic including, but not limited to, the emergence of variants of the virus, the availability and efficacy of vaccines for COVID-19 and peoples’ willingness to avail themselves of such vaccines, manufacturing and supply chain interruptions, including but not limited to manufacturing components and raw materials, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

We hold exclusive global rights to two new molecular entities, which are centrally acting Neuromuscular Blocking Agents (NMBs), BX1000, an intermediate duration of action NMB currently undergoing a Phase II clinical trial, and BX2000, an ultra-short acting NMB currently undergoing a Phase I clinical trial, as well as a proprietary blockade reversal agent, BX3000, currently being evaluated in preclinical studies intended to support an IND filing in 2023. BX3000 is an agent that is expected to rapidly reverse BX1000 and BX2000 blockade. All three agents are licensed from Cornell University. We believe these agents, when administered in succession, will allow for a rapid onset of centrally acting neuromuscular blockade, followed by a rapid reversal of the neuromuscular blockade with BX3000. These novel agents have the potential to meaningfully reduce time to onset of blocking and of reversal of blockade, reducing time in operating rooms or post operative suites (PACU), resulting in potential clinical and cost advantages, as well as valuable cost savings for hospitals and ambulatory surgical centers.

In mid-2020, we launched our first commercial product, ANJESO®, in the United States. ANJESO is the first and only 24-hour, intravenous, or IV, analgesia agent. ANJESO is a cyclooxygenase-2, or COX-2, preferential, non-steroidal anti-inflammatory, or NSAID, for the management of moderate to severe pain, which could be administered alone or in combination with other non-NSAID analgesics. We successfully completed three Phase III clinical trials, including two pivotal efficacy trials, a large double-blind Phase III safety trial and two Phase IIIb programs evaluating ANJESO's clinical safety and efficacy along with its positive health economic impacts in specific surgical settings. As many sources have documented, many hospitals have suffered great economic impacts associated with the Covid-19 pandemic and with its continuing impact on surgery rates, as well as the impacts of the “Great Resignation” of 2021 and beyond, impacting nursing and other professional staff available to support surgery and post operative care. We believe these market conditions and the ensuing economic hardship that threatens the functioning of numerous well known and highly regarded institutions have impacted the willingness and ability of acute care facilities to use agents that may cost slightly more than available opioid treatments to manage post operative pain, even when these less expensive treatments may prolong hospital stay. These factors influenced the uptake of ANJESO and a number of other non-opioid treatments. The expense of maintaining a commercial presence in an acute care setting that is distressed, as well as maintaining milestone payments due to our licensor during the present and upcoming years caused us to discontinue commercial sales of ANJESO in December of 2022.

Our 2022 costs have consisted primarily of expenses incurred in conducting our manufacturing and commercialization of ANJESO, public company and personnel costs, as well as clinical trials and manufacturing costs for our NMB blocking and reversal agents. We expect to incur operating losses for at least the next few years. We expect substantially all of our operating losses to result from costs incurred in connection with our development programs, including our clinical, preclinical and manufacturing related activities. Our expenses over the next several years are expected to primarily relate to developing our product candidates. In addition, we may incur costs associated with the acquisition or in-license of products and successful commercialization of the acquired or in-licensed products.

Products and Pipeline

Product / Compound	Pre-Clinical	Phase I	Phase II	Phase III	Marketed	Rights
NEUROMUSCULAR BLOCKING AGENTS (NMBs)						World Wide
IV Intermediate-action (BX1000)

IV Ultra-short action (BX2000)

NMB REVERSAL (ANESTHESIA)						World Wide
BX3000

Our Strategy

We believe that we can bring valuable therapeutic options for patients, prescribers and payers to the hospital and acute care markets. We believe we can create value for our shareholders through the development, and potential approval and commercialization of our NMB and NMB reversal agents, as well as any other pipeline product candidates we develop. In addition to our pipeline, we continue to evaluate acquisition and in-licensing opportunities, especially those that can contribute revenue and cash flow.

Our near-term goals include:

•
Leveraging our development experience to progress our NMB blockade and reversal product candidates. Our clinical stage product pipeline includes proprietary NMB blockade product candidates for use in anesthesia, BX1000 and BX2000, as well as an NMB reversal agent currently in preclinical studies, BX3000. We believe the concurrent development of a blocking agents and reversal agent used safely in the same patient, once certain stand alone and initial combination information is available, will allow our programs to provide clinical, financial, and temporal advantages to patients. We believe such programs can also proceed in a cost effective manner. Our overall goal is to leverage our drug development expertise to safely develop these product candidates for effective use in hospital and acute care settings.
•
Further characterize commercial opportunity for the NMB related franchise with additional market studies with more data from clinical trials to add to the target product profile(s).
•
Pursuing the license or acquisition of additional products and product candidates. We are seeking in-license or acquisition opportunities to add commercial or near-commercial products and product candidates to our portfolio. We have the experience of establishing reimbursement and other functions for the commercialization of a product in the United States and we believe we can utilize this infrastructure for the successful commercialization of acquired assets or licensed products.

Our Pipeline Candidates

Our pipeline includes clinical and early-stage product candidates, including the NMB and Reversal agents that we are developing for use in hospital and related settings.

NMBs

Neuromuscular blocking agents are used as muscle paralyzing agents to facilitate intubation and provide skeletal muscle relaxation during surgery or mechanical ventilation. We are developing an intermediate-acting NMB, BX1000, an ultra- short acting NMB, BX2000, and a reversal agent specific to our NMBs, BX3000. The table below summarizes the predicted onset and duration of activity for each NMB based on currently available data, as well as the development status of each NMB:

Compound	Onset Time	Duration of Activity	Status
BX1000	Rapid	Intermediate acting	Phase II expected to be completed in 2023
BX2000	Rapid	Ultra-short acting	Phase I dose escalation expected to be completed in 2023
BX3000	Rapid	Blockade reversal agent	IND filing expected in 2023

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

BX1000

We completed a Phase I study in 2021 for BX1000 which evaluated its safety profile when administered with Total Intravenous Anesthesia, as well as the dose response of neuromuscular blockade. We completed a dose-escalation study evaluating BX1000 in a total of 58 healthy volunteers who had already undergone endotracheal intubation while under general anesthesia. After intubation, subjects received a single IV bolus dose of BX1000 and were monitored for neuromuscular blockade and for any changes in vital signs or the presence of adverse events. BX1000 dose-escalations were continued until prespecified effects were observed. Doses of BX1000, up to 0.4 mg/kg, were well tolerated in this study of healthy volunteer subjects. Muscle paralysis was rapidly achieved along with complete spontaneous recovery. Neuromuscular blocking parameters were observed to increase in depth and duration of blockade while the time to onset of blockade was reduced with increasing doses of BX1000. Pharmacokinetic exposures increased with increasing study doses while elimination of the study compound remained rapid. Evaluation of electrocardiogram data using concentration-QTc modeling did not identify a risk of QTc prolongation within the studied dosing range. We engaged with the FDA regarding the design for the Phase II study in patients undergoing elective hernia and similar abdominal surgical procedures utilizing total intravenous anesthesia, in the fall of 2022, and initiated enrollment in the study in the fourth quarter of 2022. In January 2023, we announced the positive outcome of the interim analysis of the randomized, double blind, active controlled clinical Phase II trial, which compared three doses of BX1000 to a standard dose of rocuronium. The interim analysis was performed without breaking the study blind and was based on the first 20 of the 80 total patients being enrolled to the 4 study arms. The primary efficacy endpoint was the proportion of patients meeting criteria for Good or Excellent intubating conditions using a standardized scale. Additionally, the study is evaluating the safety and tolerability of BX1000 as compared to rocuronium in this patient population. We expect the Phase II study to be complete by the first half of 2023.

The pre-planned interim analysis evaluated intubating conditions for each patient after administration of study drug in a blinded fashion. In the 20 patient cohort, 5 patients per group received one of the study medications. All 20 patients were observed to have met the criteria for Good or Excellent intubating conditions at 60 seconds. Nineteen of the patients were successfully intubated at 60 seconds, with one remaining patient successfully intubated following the assessment at 90 seconds. Study treatments were generally well tolerated with no occurrence of severe or serious adverse events. The blinded interim analysis did not result in the decision to drop any of the four study groups nor any decision to adjust planned study enrollment numbers.

BX2000

We filed an IND for BX2000 in 2020 in order to conduct a first-in-human clinical trial. We conducted an additional toxicology study requested by the FDA in 2021 and in March 2022, FDA notified us that we could proceed with initiation of a first in human, Phase I dose-escalation study in healthy volunteers.

In June of 2022, we announced the completion of dosing of the first cohort of the Phase I dose escalation study for BX2000, which we believe to be a rapid onset, ultra-short acting NMB agent, in healthy volunteers. The study is investigating single, ascending doses of BX2000 administered in a single, intravenous bolus injection compared to placebo. The study is comprised of up to 10 dosing cohorts and each cohort will enroll 8 patients. The study will evaluate the effect of BX2000 on safety, including heart rate, blood pressure, corrected QT interval, pharmacokinetics, and the time course of the neuromuscular blocking profile. Subjects will be monitored at an inpatient facility for 24 hours following administration of BX2000. There are also follow up visits on Day 8 and additional follow ups will take place approximately 2 and 4 weeks after dosing to evaluate the continued safety of study participants.

Enrollment began in the second quarter of 2022 and cohort 2 completed, as planned, in the fourth quarter of 2022. Enrollment in cohort 3 was underway in January 2023 and despite the challenges of enrollment to this type of protocol, we remain optimistic that we will be close to reaching maximum dosage by late 2023 to mid-2024.

BX3000

BX3000 is a small molecule that was designed to induce chemical cleaving of BX1000 and BX2000, resulting in the rapid inactivation of those molecules and thus quickly reversing neuromuscular blockade. We are currently engaged with the pre-clinical toxicity studies needed to support an IND for BX3000 in the summer of 2023. We expect to begin the clinical program for BX3000 in 2023.

Intellectual Property

We license the patents and other intellectual property covering the NMBs and the related reversal agent and related methods of use under a worldwide, exclusive, sublicensable, royalty-bearing license from Cornell. We exclusively license issued patents in the U.S. and other major foreign markets directed to BX1000 that expire in 2027, subject to any applicable extension, along with a pending PCT application directed to certain methods of using BX1000 that, if issued, would expire in 2041, subject to any applicable disclaimer or extension. We exclusively license issued patents in the U.S. and other major foreign markets directed to BX2000 that expire in 2033, subject to any applicable extension, along with a pending PCT application directed to certain methods of using BX-2000 that, if issued, would expire in 2041, subject to any applicable disclaimer or extension. Under the license agreement, we are obligated to pay Cornell (i) an annual license maintenance fee payment which ranges from $15,000 to $125,000 until the first commercial sale of a licensed compound; (ii) milestone payments upon the achievement of certain milestones, up to a maximum, for each NMB, of $5 million for U.S. regulatory approval and commercialization milestones and $3 million for European regulatory approval and commercialization milestones; and (iii) royalties on net sales of the NMBs and the related reversal agent at rates ranging from low to mid-single digits, depending on the applicable licensed compound and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount of $150,000 to $250,000 that increases to between $150,000 to $500,000 after the fourth year of sales. In addition, we will reimburse Cornell for past and ongoing patent costs related to prosecution and maintenance of the patents related to the licensed compounds. The license agreement is terminable by us at any time upon 90 days’ written notice and by Cornell upon our material breach, subject to a cure period, and upon our filing any claim asserting the invalidity of any of Cornell’s licensed patent rights. The royalty term for each licensed compound expires, on a country-by-country basis, on the later of (i) the expiration date of the longest-lived licensed patent, (ii) the expiration of any granted statutory period of marketing exclusivity, or (iii) the first commercial sale of a generic equivalent of the applicable licensed compound. On the last to expire royalty term the license agreement will automatically convert to a royalty-free nonexclusive license.

We own patents and patent applications directed to the analgesia indication, formulations and intranasal methods of use of dexmedetomidine, or Dex, in the United States and certain major foreign markets. Several patents have issued outside the United States for transmucosal methods, and the resulting patent protection will last into 2030, subject to any disclaimers or extensions. In addition, patents related to intranasal methods has issued in the United States and certain major foreign markets, and the resulting patent protection will last into 2032, subject to any disclaimers or extensions.

We own patents and patent applications for injectable meloxicam, that cover pharmaceutical compositions, including compositions produced using NanoCrystal® technology, method of making injectable meloxicam and method of treating pain with injectable meloxicam. These issued patents expire between 2024 and 2039 in the United States, and the pending applications, if issued, would expire between 2030 and 2039. We also exclusively license from Alkermes, on a perpetual, royalty-free basis, composition and methods of making patents, and patent applications directed to the prevention of flake like aggregates to manufacture and commercialize IV, intramuscular or parenteral meloxicam, which begin to expire in 2030.

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

Competition

If approved, we believe BX1000 and BX2000 would be competing with succinylcholine or related agent products used as NMBs. These agents were introduced in the 1950s, and while it relaxes and then paralyzes muscles, it causes a type of muscle contraction called fasciculations before the paralysis stage, which is undesirable. This class of compounds is called depolarizing agents because they mimic the effect of acetylcholine at the nerve junction. Succinylcholine is currently still in use but has been replaced by newer, non-depolarizing agents that do not cause fasciculations and are not associated with malignant hyperthermia or hyperkalemia (elevated potassium levels). Some literature sources report that succinylcholine still accounts for about 25% of instances of use of NMB agents.

An additional category of NMBs that is reported to be widely used is rocuronium bromate, which is also multisource (generic), and was introduced in 1994. It has a rapid onset of action, although not as quick as succinylcholine, and an intermediate duration of action. While these agents do not cause muscle fasciculations, they have been associated with some risk of allergic reactions and anaphylaxis in high-risk patients such as those with asthma. This class of agents, which includes other compounds like rocuronium, is called non-depolarizing and they work by competitive blockade of the neuromuscular junction.

These NMBs, and related analogs, account for the vast majority of neuromuscular blockade agents used in the US and elsewhere.

Reversal agents are drugs given to shorten the period of paralysis, or neuromuscular blockade, and return muscle function to normal. The two most commonly used are neostigmine and sugammadex (Merck’s Bridion®).

Manufacturing

We currently rely on contract manufacturers located in Europe to produce drug product for our clinical studies with respect to our product candidates. These contract manufacturers produce drug product under current Good Manufacturing Practices, or cGMP, with oversight by our internal managers. We have identified other potential drug product manufacturers that could satisfy our clinical and commercial requirements, but this would require significant expense and could produce a significant delay in setting up the facility and moving equipment.

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
•
performance of adequate and well-controlled human clinical trials according to the FDA’s Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed drug for its intended use;
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

All clinical trials of a product candidate must be conducted under the supervision of one or more qualified investigators, in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an IRB must review and approve the plan for any clinical trial before it commences at any institution. The IRB’s role is to protect the rights and welfare of human subjects involved in clinical studies by evaluating, among other things, the potential risks and benefits to subjects, processes for obtaining informed consent, monitoring of data to ensure subject safety, and provisions to protect the subjects’ privacy. The IRB approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter, or CRL, if the agency decides not to approve the NDA in its present form. The CRL usually describes all the specific deficiencies that the FDA identified in the NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the CRL may include recommended actions that the applicant might take to place the application in a condition for approval. If a CRL is issued, the applicant may either resubmit the NDA, addressing all the deficiencies identified in the letter, withdraw the application or request an opportunity for a hearing.

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

Further, manufacturers of drugs must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process may require prior FDA approval before being implemented, and other types of changes to the approved product, such as adding new indications and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacturing and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to list their products and to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, applicable product tracking and tracing requirements, and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards and test each product batch or lot prior to its release. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or may require substantial resources to correct.

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

Formulary Approvals and Third-Party Payer Coverage and Reimbursement

In both the United States and foreign markets, our ability to successfully commercialize our product candidates for which we receive regulatory approval, and to attract commercialization partners for our product candidates, depends in significant part on the availability of institutional formulary approvals and on adequate financial coverage and reimbursement from third-party payers, including, in the United States. These payers include CMS, the federal program that runs the Medicare program, and monitors the Medicaid programs offered by each state, as well as national and regional commercial plans. Medicare is a federally funded program managed by CMS through local Medicare Administrative Contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly, disabled and other individuals with certain conditions. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each government or commercial plan has its own process and standards for determining whether it will cover and reimburse a procedure or particular product and how much it will pay for that procedure or product. Commercial plans often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually an essential component of successfully launching a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Reimbursement can be subject to challenge, reduction or denial by government and other commercial plans.

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

The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on our business and the pharmaceutical industry in general is not yet known.

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

United States Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, which was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to March 31, 2022. From April through June 2022, a 1% reduction was in effect. As of July 2, 2022, the 2% cut resumed. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Other Healthcare Laws and Compliance Requirements

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our activities will be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

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
•
U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigating, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and
•
the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; beginning in 2022, applicable manufacturers were required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

Facilities

Our principal executive offices are located at 490 Lapp Road, Malvern, PA 19355, where we occupy approximately 17,369 square feet of leased laboratory and office space pursuant to an eleven-year lease, which expires on December 31, 2027. We also lease a 4,145 square foot office space in Dublin, Ireland pursuant to a short-term lease.

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

We have implemented COVID-19 policies at our corporate office designed to ensure the safety and well-being of all employees and continue to adapt such policies in connection with evolving local and federal government regulations. We implemented additional safety measures for employees continuing critical on-site work. To reduce risk and promote the safety of our workplace, all of our employees have been encouraged to receive COVID-19 vaccinations and boosters.

As of December 31, 2022, we had 9 full-time employees, of which 1 holds a Pharm.D. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Item 1A. Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, among others, the following:

•
Our business has incurred significant losses and we expect to continue to incur significant losses for the foreseeable future. We may never achieve profitability and these factors raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.
•
We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
•
We have incurred significant indebtedness, which could adversely affect our business.
•
The COVID-19 pandemic has materially and adversely affected and may continue to materially and adversely affect our financial results.
•
We are early in our development efforts of our current pipeline candidates, and our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval, and ultimately commercialize such product candidates, if approved.
•
We are highly dependent on the success of our lead product candidates, BX1000 and BX2000, and our other product candidates.
•
Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates, if approved.
•
If our license agreement with Cornell University is terminated, we could lose our rights to develop our NMB product candidates.
•
We may explore strategic collaborations that may never materialize or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.
•
Even if we obtain regulatory and marketing approval for a product candidate, our pipeline candidates will remain subject to regulatory oversight.
•
If third-party service providers, including carriers, logistics providers and distributors fail to devote sufficient time and resources to pipeline products or their performance is substandard, our successful clinical trials may be delayed, and our costs may be higher than expected.
•
We rely on third‑party manufacturers and suppliers to produce preclinical and clinical supplies, and, if approved, intend to rely on third-party manufacturers for commercial supplies, of our product candidates.
•
We are subject to intense competition and, if we are unable to compete effectively, future products may not reach their commercial potential.
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
•
We will need to grow the size of our organization, and we may experience difficulties in managing our growth.
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

Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations, financial condition, results of operations and future growth prospects. Please see pages 4 and 5 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Capital Requirements

Our business has incurred significant losses since our inception, and we may continue to incur significant losses for the foreseeable future. We may never achieve profitability.

Our business has incurred operating losses due to costs incurred in connection with our research and development activities,

general and administrative expenses, and commercialization expenses associated with our operations. Our net losses for the years ended December 31, 2022 and 2021 were $58.8 million and $19.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $190.9 million. We launched ANJESO, our first commercial product, in mid-2020, but we have not generated significant revenue from sales of ANJESO, and in December 2022, we announced the discontinuation of the sale of ANJESO and are evaluating commercial partnering options for the product, including divestiture. For the years ended December 31, 2022 and 2021, net product revenue was $1.3 million and $1.1 million, respectively, related to sales of ANJESO in the U.S. Our product candidate pipeline includes early-stage product candidates, including two novel neuromuscular blocking agents, or NMBs, and a related proprietary chemical reversal agent. If our product candidates are not successfully developed and approved, we may never generate any new revenue. All of our product candidates will require the expenditure of substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin realizing product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize any of our product candidates, if approved, and seek to identify, assess, acquire, in-license, or develop additional product candidates. Our prior losses, combined with expected future losses, have had and will continue to have a negative effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

•
continue clinical development of BX1000 and BX2000 and preclinical development of BX3000;
•
seek to discover and develop additional product candidates;
•
seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
•
maintain, expand, protect, and enforce our intellectual property portfolio;
•
acquire or in-license other product candidates and technologies;

•
out-license or seek other partnering or divestiture for ANJESO; and
•
increase our employee headcount and related expenses to support these activities

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to predict the timing or amount of increased expenses, and when, or if, we will be able to generate revenue or achieve or maintain profitability

Our losses, negative cash flows from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date of the financial statements included in this Annual Report on Form 10-K. As of December 31, 2022, we had an accumulated deficit of $190.9 million, cash and cash equivalents of $5.3 million and current liabilities of $21.5 million. Based on available resources, we believe that our cash and cash equivalents on hand, consisting of funds raised by financing activities in the year ended December 31, 2022 are sufficient to fund our currently anticipated operating and capital requirements into the second quarter of 2023, however, our current capital resources are not sufficient to support our planned operations for the next twelve months from the date of the financial statements included in this report.

We did not become a revenue-generating company until the second quarter of 2020, following the commercial launch of ANJESO. We have not generated significant revenue from sales of ANJESO, and in December 2022, we announced the discontinuation of the sale of ANJESO and are evaluating commercial partnering options for the product, including divestiture. We expect to continue to incur losses for the foreseeable future as we continue our efforts to develop our current and future product candidates and seek other partnership opportunities for, or the divesture of, ANJESO. We have also incurred significant indebtedness. As of December 31, 2022, we had an outstanding balance of $7.8 million under our credit facility with MAM Eagle Lender. These factors, individually and collectively, raise substantial doubt about our ability to continue as a going concern, and therefore, could materially limit our ability to raise additional funds through an issuance of debt or equity securities or otherwise.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. Additionally, if we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise funding. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected. In addition, the impact of the ongoing COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have incurred significant indebtedness, which could adversely affect our business, financial condition, results of operations, and growth prospects, including as a result of any default thereof.

As of December 31, 2022, we had an outstanding balance of $7.8 million under our credit agreement with MAM Eagle Lender. Our indebtedness could have important consequences to our shareholders. For example, it:

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

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations, growth prospects and cash flows.

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

In January 2023, we entered into Amendment No. 4 to Credit Agreement, or the Amendment, with MAM Eagle Lender. Pursuant to the terms of the Amendment, the credit agreement is amended such that we must repay the principal thereunder (i) a payment of principal in the amount of $500,000 on January 3, 2023, (ii) a payment of principal in the amount of $300,000 on February 1, 2023 and March 1, 2023, and (iii) on the interest payment date on April 3, 2023 and on each interest payment date thereafter until the obligations are repaid in full, the principal amount of $500,000.

In addition, the Amendment decreases the minimum cash covenant we are required to maintain under the credit agreement, or the Minimum Liquidity Covenant, to (i) $3.0 million for the period beginning on October 1, 2022, and ending on December 6, 2022, (ii) $4.5 million for the period beginning on December 7, 2022, and ending on January 10, 2023, (iii) $2.225 million for the period beginning on January 11, 2023, and ending on February 28, 2023, and (iv) $3.0 million from and after March 1, 2023. Further, we have agreed that prior to April 30, 2023, we will not, without the prior written consent of MAM Eagle Lender, make or permit any payment under our agreements with Alkermes.

We intend to remain in discussion with MAM Eagle Lender regarding the appropriate cash level for the Minimum Liquidity Covenant, however, any failure to comply with the terms, covenants and conditions of the credit agreement, as amended, including the Minimum Liquidity Covenant, may result in an event of default under such agreement, which could have a material adverse effect on our business, financial condition and results of operation, and could result in the filing of a voluntary or involuntary bankruptcy petition.

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2022, contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2022 includes an explanatory paragraph stating that we have incurred recurring losses and negative cash flows and have an accumulated deficit of $190.9 million as of December 31, 2022 that raise substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development activities. Accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We may not be able to complete a divestiture or commercial partnership for ANJESO.

We have discontinued our sale of ANJESO and are evaluating commercial partnering options for the product, including divestiture. We cannot predict if any such arrangement would be available at all or whether they would be available on commercially reasonable terms. If we are unable to enter into any such arrangement on acceptable terms or at all, or if we are unable to negotiate a favorable agreement in respect of any liabilities we may owe, if any, to Alkermes in connection with such divestiture, we may not be able to generate much, if any, value from this asset.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials and ramping up commercialization and manufacturing activities, is a very time-consuming, expensive, and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical and clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate.

Our research and development expenses increased from $3.1 million for the year ended December 31, 2021 to $3.9 million for the year ended December 31, 2022. As of December 31, 2022, we had cash, and cash equivalents of $5.3 million. Based on our research and development plans, we believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditures requirements into the second quarter of 2023.

Attempting to secure additional financing will divert our management from our day-to-day activities, which may impair or delay our ability to develop our product candidates. Raising funds in the current economic environment may present substantial challenges, and future financing may not be available in sufficient amounts or on acceptable terms, if at all. If we are unable to raise capital when needed or on reasonable terms, we may curtail, delay or discontinue our research or development programs or wind down our business. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the ongoing COVID-19 pandemic or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs and could have a material adverse effect on our business, operating results and prospects.

Raising additional capital may dilute our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings. Financing may not be available in sufficient amounts or on reasonable terms. The terms of any financing may harm existing shareholders, and the issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. We have no commitments for any additional financing, and will likely be required to raise such financing through the sale of additional securities. The sale of additional equity or convertible securities may dilute the ownership of existing shareholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may agree to restrictive covenants, such as limitations on our ability to incur additional debt or limitations on our ability to acquire, sell or license intellectual property rights that could impede our ability to conduct our business.

We may also seek funds through collaborations, strategic alliances, or licensing arrangements with third parties, and such agreements may involve relinquishing valuable rights to our product candidates or technologies, future revenue streams, research programs or products candidates or to grant licenses on terms that may not be favorable to us. Such arrangements will limit our participation in the success of any of our product candidates that receive regulatory approval. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Risks Related to Clinical Development and Regulatory Approval of our Product Candidates

We are early in our development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval, and ultimately commercialize such product candidates, if approved.

We are early in our development efforts of our current pipeline candidates, and although we previously obtained approval of ANJESO, all of our current product candidates are still in clinical or preclinical development. We are developing an intermediate-acting NMB, BX1000, an ultra-short acting NMB, BX2000, and BX3000, a reversal agent specific to our NMBs. We have completed a Phase I study in 2021 with BX1000 which evaluated its safety profile when administered with Total Intravenous Anesthesia, and are currently conducting a Phase II study, for which we expect to complete enrollment in March 2023, and report topline results in April 2023. We filed an IND for BX2000 in November 2020 in order to conduct a first-in-human clinical trial. We conducted an additional toxicology study requested by FDA in 2021 and in March 2022, FDA notified us that we could proceed with initiation of a dose-escalation study in healthy volunteers, which commenced in January 2023.

Our ability to generate product revenue from these product candidates if approved, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates if approved, which may never occur. We currently generate no revenue from product sales from these product candidates and we may never be able to develop or commercialize a marketable product.

Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building a commercial organization, or successfully outsourcing commercialization, substantial investment, and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the U.S. Food and Drug Administration, or the FDA, or certain other foreign regulatory agencies before we may commercialize our product candidates.

The clinical and commercial success of our product candidates, if approved, will depend on several factors, including the following:

•
timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies, and minimally efficacious dose studies in animals, where applicable, and in accordance with Good Laboratory Practices, or GLPs;
•
effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
successful enrollment and completion of clinical trials, including under the FDA’s GCPs, and GLPs;
•
positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
•
receipt of marketing approvals from applicable regulatory authorities;

•
establishment of arrangements with CMOs for clinical supply and, where applicable, commercial manufacturing capabilities;
•
establishment and maintenance of patent and trade secret protection, and/or regulatory exclusivity for our product candidates;
•
commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
•
acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community, and third-party payors;
•
effective competition with other comparable products;
•
establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
•
establishment of a physician training system and network for administration of our product candidates, if approved;
•
enforcement and defense of intellectual property rights and claims; and
•
maintenance of a continued acceptable safety, tolerability, and efficacy profile of our product candidates, if approved.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, if approved, which would materially harm our business. If we are unable to advance our product candidates to clinical development, obtain regulatory approval, and ultimately commercialize our product candidates, if approved, or experience significant delays in doing so, our business will be materially harmed.

Our business is highly dependent on the success of our lead product candidates, BX1000 and BX2000, and our other product candidates.

While we have commenced Phase II and Phase I clinical trials for BX1000 and BX2000, respectively, we cannot guarantee that our NMBs or our other product candidates will be approved for commercialization, on a timely basis or at all. We cannot be certain that our NMBs or our other product candidates will be successful in clinical trials or receive regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully initiate clinical trials and commercialize our NMBs or our other product candidates and materially adversely affect our business, financial condition, results of operations, and growth prospects.

Furthermore, if our clinical trials of our NMBs or our other product candidates encounter safety, efficacy, or manufacturing problems, development delays, regulatory issues, or other problems, our development plans for such product candidates in our pipeline could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

We may also evaluate our product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market our product candidates.

Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates, if approved.

All of our product candidates are in clinical or preclinical development and their risk of failure is high. It is impossible to predict when or if any of our discovery or product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies and early clinical trials or early cohorts of our clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or later cohorts of our clinical trials. The initial cohorts of early-stage clinical trials often involve enrollment of a small number of patients and may not be as predictive as trials with larger cohorts. Additionally, if safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials.

Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in our industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials, if allowed to proceed, will ultimately be successful or support clinical development of our current or any of our future product candidates.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidates or any future product candidates, including:

•
we may be unable to obtain the necessary funding to commence or complete our planned or ongoing clinical trials;
•
regulators or institutional review boards, or IRBs, the FDA, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs as the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trial sites deviating from trial protocol or dropping out of a trial;
•
clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•
the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
difficulty in attracting enrollment in these clinical trials from subjects that need to agree to be temporarily paralyzed prior to receiving our product candidate;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•
we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
•
the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•
the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
•
our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
•
reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
•
our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other studies or trials in the same class as our product candidate; and
•
the FDA or applicable foreign regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications being investigated by us, and other factors, such as the ongoing COVID-19 pandemic, over which we have no control. Furthermore, we expect to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates, if approved, and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and results of operations significantly.

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

We may not be able to file our INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

Subject to discussions with FDA, we plan to submit an IND for our BX3000 and potentially other product candidates. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that result in suspension or termination of such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, or CTA, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

We may experience difficulties identifying and enrolling patients in our clinical trials. Difficulty in enrolling patients could delay or prevent clinical trials of our NMBs or our other product candidates.

Identifying and qualifying patients to participate in clinical trials of our NMBs is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing NMBs, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The eligibility criteria of our clinical trials may limit the pool of available study participants as it will typically require patients undergoing surgeries for which our product candidates are utilized to optimize surgical conditions. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical trials that are willing to agree to be temporarily paralyzed prior to receiving our product candidate because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing product candidates and clinical trials can also adversely impact enrollment. If patients are unwilling to participate in our trials for any reason, the timeline for recruiting patients, conducting trials, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of our NMBs or our other product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Furthermore, our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete, and receive results from clinical trials. Enrollment delays in our clinical trials may also jeopardize our ability to commence sales of and generate revenues from our NMBs or our other product candidates. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a product candidate may result in changes to the characteristics or behavior of the product candidate that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data is available.

Preliminary or interim data from clinical trials is subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our common stock.

Importantly, others, notably FDA and other regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate, and our company in general. If the interim, topline, or preliminary data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our potential product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

NMBs and our other product candidates may cause adverse events or undesirable side effects that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Any adverse events or undesirable side effects caused by, or other unexpected properties of, our NMBs or our other product candidates could cause us, any future collaborators, an IRB, or ethics committee or regulatory authorities to interrupt, delay, or halt clinical trials of our product candidates and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is possible that as we progress NMBs or our other product candidates through preclinical and clinical development, or as the use of NMBs or our other product candidates become more widespread if they receive regulatory approval, illnesses, injuries, discomforts, and other adverse events that were not observed in preclinical studies or clinical trials, as well as conditions that did not occur or went undetected, will be reported by patients. If such side effects become known later in development or after approval, such findings may harm our business, financial condition, and prospects significantly. Further, if a serious safety issue is identified in connection with the use of NMBs or our other product candidates commercially or in third-party clinical trials elsewhere, such issues may adversely affect the development potential of NMBs or our other product candidates or result in regulatory authorities restricting our ability to develop or commercialize NMBs or our other product candidates. In addition, since our NMBs are utilized in patients undergoing potentially dangerous surgical operations, patients may experience adverse events or side effects that are unrelated to the use of our NMBs.

Further, if NMBs or any of our other product candidates were to receive regulatory approval and we or others identify undesirable side effects caused by the product (or any other product) after the approval, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may request that we recall or withdraw the product from the market or may limit the approval of the product through labeling or other means;
•
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or a precaution;
•
we may be required to change the way the product is distributed or administered, including through a REMS program, conduct additional clinical trials, or change the labeling of the product;
•
we may decide to recall or remove the product from the marketplace;
•
we could be sued and/or held liable for injury caused to individuals exposed to or taking our product candidates;
•
damage to the public perception of the safety of NMBs or our other product candidates; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved, and could substantially increase the costs of commercializing our product candidates and significantly impact our ability to successfully commercialize our product candidates, if approved, and generate revenues, all of which would materially adversely affect our business, financial condition, and results of operations.

Our business, financial condition, and results of operations are subject to risks arising from the international scope of our manufacturing and supply relationships.

Some of the contract manufacturers we use for our NMBs manufacture and source raw materials outside the United States and we may, in the future, use manufacturers outside the United States for our product candidates. As such, we are subject to risks associated with such international manufacturing relationships, including:

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

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates, if approved, may be delayed.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, if approved.

Changes in regulatory requirements, guidance from the FDA and other regulatory authorities, or unanticipated events during our clinical trials of NMBs or our other product candidates may result in changes to preclinical studies or clinical trials or additional preclinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for NMBs or our other product candidates. Changes in regulatory requirements, FDA guidance or guidance from other regulatory agencies, or unanticipated events during our preclinical studies or clinical trials may force us to terminate or adjust our development program.

In addition, the clinical trial requirements of the FDA and foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, intended use, and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. The FDA, or the applicable regulatory authorities, may impose additional preclinical or clinical trial requirements. Amendments to clinical trial protocols would require resubmission to the FDA, or the applicable regulatory authorities as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing, or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional preclinical or clinical trials, the commercial prospects for NMBs or our other product candidates may be harmed and our ability to generate product revenue will be delayed, and it would materially adversely affect our business, financial condition, and results of operations.

In order to market any product outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding development and commercialization. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being advanced, developed, cleared or approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products or regulatory submissions can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events, such as the ongoing COVID-19 pandemic, and the efforts to mitigate it, that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020, when FDA largely placed foreign and domestic inspections of facilities on hold in response to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a CRL or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of CRLs due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We use third parties to provide certain manufacturing and operational support and for assistance with clinical trials, data management and statistical support. While we have agreements governing their activities, we have limited influence over certain of these third parties’ actual performance. We have previously relied upon such third parties and plan to continue to use third parties to assist with monitoring and managing clinical trials and data for our NMBs and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our third parties’ activities.

We and our contractors are required to comply with Good Laboratory Practices, or GLPs, and Good Clinical Practices, or GCPs, which are regulations and guidelines enforced by the FDA and equivalent regulatory authorities in other countries for all of our product candidates in development. The FDA and the equivalent regulatory authorities in other countries enforce these GLPs and GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our contractors fail to comply with applicable GLPs and GCPs, the data generated in our nonclinical studies and clinical trials may be deemed unreliable and the FDA may require us to perform additional studies or clinical trials before approving our marketing applications. In addition, our clinical trials for our product candidates will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of each product candidate. Accordingly, if our contractors fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat the clinical trials, which would delay the regulatory approval process.

These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities that could harm our competitive position. While we take steps to protect our intellectual property, we face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by our contractors, which may allow our potential competitors to access our proprietary technology. If our contractors do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines for items within their purview, or if the quality or accuracy of the clinical data they oversee is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates, or successfully commercialize our NMBs or our other product candidates, if approved. As a result, our financial results and the commercial prospects for our NMBs or any other future product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines.

We are highly dependent upon Curia Global, or Curia, formerly AMRI, as the current single supplier of the active pharmaceutical ingredient, or API, for our NMB clinical program.

In 2017, we entered into a master services agreement, or MSA, with Curia, as our single source supplier of our NMB API, or the Curia MSA. Under the MSA, Curia provides all of the API for our NMBs. If Curia is unable to supply the API for the NMBs at the levels we anticipate or that are needed to conduct our preclinical and clinical testing, we may be unable to acquire a substitute supply of raw materials and components on a timely basis, if at all. Our ability to advance our development candidates depends, in part, on our ability to obtain these materials and components in sufficient quantities. While Curia has historically met our demand for raw materials and components for our NMBs on a timely basis in the past, we cannot guarantee that it will always be able to meet our demand, especially if our product candidates become approved for commercialization and we need to meet the market demand for such products. As such, we are highly dependent upon Curia’s continued ability to supply the API at the levels we require and any production shortfall that impairs the supply of raw materials and components could have a material adverse effect on our business, financial condition and results of operations.

If our license agreement with Cornell University is terminated, we could lose our rights to develop our NMB product candidates.

Our success will depend in part on the maintenance of our current and future license agreements. We are party to a License Agreement with Cornell University, as represented by its Center for Technology Licensing at Cornell University, or Cornell, effective June 30, 2017, as amended, or the Cornell License. Pursuant to the Cornell License, we have the exclusive global rights to our NMBs and proprietary reversal agent. The Cornell License imposes, and future license agreements may impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under the Cornell License, or any future license agreements with any party, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop products covered by such license.

If, for any reason, the Cornell License is terminated or we otherwise lose the rights under the Cornell License, it would adversely affect our business. If we breach any material obligations under the Cornell License, Cornell may have the right to terminate the agreement, which could result in us being unable to develop, manufacture, or sell our product candidates that incorporate the intellectual property subject to such license. If this in-license is terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, we may seek to obtain additional licenses, and, in connection with obtaining such licenses, we may agree to amend the Cornell License in a manner that may be more favorable to Cornell, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing license. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects, and we may be required to identify and license replacement technology from third parties, which may not be available on reasonable terms or at all.

We may explore strategic collaborations that may never materialize or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

We may in the future determine to collaborate with companies for development and potential commercialization of one or more therapeutic products. At the current time however, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time-consuming to negotiate and document.

We may not be able to negotiate strategic collaborations on acceptable terms, if at all. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market, if approved, or continue to develop our technology platforms and our business may be materially and adversely affected.

If and when we collaborate with a third party for development and commercialization of a product candidate, if approved, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing them, including:

•
expenditure of substantial operational, financial and management resources;
•
dilutive issuances of our securities;
•
substantial actual or contingent liabilities; and
•
termination or expiration of the arrangement, which would delay the development and may increase the cost of developing our product candidates.

Strategic partners may also delay clinical trials, experience financial difficulties, provide insufficient funding, terminate a clinical trial, or abandon a product candidate, which could negatively impact our development efforts. Additionally, strategic partners may not properly maintain, enforce, or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation, any of which could adversely affect our business, financial position, and operations.

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. All of the risks relating to product development, regulatory approval, and commercialization described in this Annual Report on Form 10-K also apply to the activities of our program collaborators. Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination, the collaborator may deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If our collaborator terminates its agreement with us, it may find it more difficult to attract new collaborators.

Risks Related to Commercialization of Our Product Candidates

If we are unable to successfully commercialize NMBs or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.

If we are successful in obtaining marketing approval from applicable regulatory authorities for NMBs or any of our other product candidates, our ability to generate revenues from such product candidates will depend on our success in:

•
launching commercial sales of our product candidates, whether alone or in collaboration with others;
•
receiving an approved label with claims that are necessary or desirable for successful marketing, and that does not contain safety or other limitations that would impede our ability to market our product candidates;
•
creating market demand for our product candidates through marketing, sales, and promotion activities;
•
hiring, training, and deploying a sales force or contracting with third parties to commercialize our product candidates;
•
manufacturing, either on our own or through third parties, product candidates in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;

•
establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•
creating partnerships with, or offering licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;
•
obtaining, maintaining, protecting, and enforcing patent and trade secret protection and regulatory exclusivity for our product candidates;
•
achieving market acceptance of our product candidates by patients, the medical community, and third-party payors;
•
achieving appropriate reimbursement for our product candidates, if approved;
•
effectively competing with other product candidates; and
•
maintaining an acceptable tolerability profile of our product candidates following launch.

To the extent we are not able to do any of the foregoing, our business, financial condition, results of operations, and prospects will be materially harmed.

We face significant competition, and if our competitors develop product candidates more rapidly than we do or their product candidates are more effective, our ability to develop and successfully commercialize products may be adversely affected.

The biopharmaceutical and pharmaceutical industries are characterized by rapid innovation, intense and dynamic competition and a strong emphasis on proprietary and novel products and product candidates. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biopharmaceutical companies, academic institutions, governmental agencies, and public and private research institutions, as well as standard-of-care treatments, and new products undergoing development and combinations of existing and new therapies. Any product candidates that we successfully develop and commercialize, if approved, will compete with existing therapies and new therapies, including combinations thereof, that may become available in the future. We compete with these organizations to recruit management, scientists, and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials that are willing to be temporarily paralyzed prior to receiving our product candidate, and in identifying and in-licensing new product candidates. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Companies that compete with us directly on the level of the development of NMBs and our other product candidates include Merck and other NMB multisource companies. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales, and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage, and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive, or marketed and sold more effectively than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates, if approved. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new products could limit our product revenues.

Our ability to successfully commercialize any of our product candidates, for which we receive approval will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. In the United States, the principal decisions about reimbursement for new therapies are typically made by Centers for Medicare and Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services. CMS decides whether and to what extent a new drug that assists in surgery will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. The availability and extent of reimbursement by governmental and private payors is essential for most patients. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payors. Our products may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates, if approved.

Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

In addition, reimbursement agencies in foreign jurisdictions may be more conservative than those in the United States. Accordingly, in markets outside the United States, the reimbursement for our product candidates, if approved, may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved, and as a result, they may not cover or provide adequate payment for our product candidates, if approved. Failure to obtain or maintain adequate reimbursement for any products for which we receive marketing approval will adversely affect our ability to achieve commercial success and could have a material adverse effect on our financial condition, results of operations, growth prospects and our ability to raise capital needed to commercialize products.

Even if we obtain regulatory and marketing approval for a product candidate, our product candidates will remain subject to regulatory oversight.

Even if we receive marketing and regulatory approval for NMBs or any of our other product candidates, regulatory authorities may still impose significant restrictions on the indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. NMBs and our other product candidates will also be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a new product. Any regulatory approvals that we receive for NMBs or our other product candidates may also be subject to a risk evaluation and mitigation strategy, or REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-approval clinical trials, and surveillance to monitor the quality, safety, and efficacy of the product, all of which could lead to lower sales volume and revenue.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the U.S. or foreign marketing application. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. If we, or a regulatory authority, discover(s) previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Additionally, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

If we or our contractors fail to comply with applicable regulatory requirements following approval of NMBs or our other product candidates, a regulatory authority may:

•
issue a warning letter, untitled letter, or Form 483, asserting that we are in violation of the law;
•
request voluntary product recalls;
•
seek an injunction or impose administrative, civil, or criminal penalties or monetary fines;
•
suspend or withdraw regulatory approval;
•
suspend any ongoing clinical trials;
•
refuse to approve a pending U.S. or comparable foreign marketing application (or any supplements thereto);
•
restrict the marketing or manufacturing of the product;
•
seize or detain the product or otherwise require the withdrawal of the product from the market;
•
refuse to permit the import or export of product candidates; or
•
refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize NMBs.

Even if we receive marketing approval for NMBs or our other product candidates, we may not achieve broad market acceptance.

The commercial success of NMBs or our other product candidates, if developed and approved for marketing by the FDA or comparable foreign regulatory authority, will depend upon the awareness and acceptance of NMBs or such other product candidate among the medical community, including physicians, patients, advocacy groups, and healthcare payors. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

•
the prevalence and severity of any adverse side effects associated with our product candidates;
•
limitations or warnings contained in the labeling approved for our product candidates by the FDA or comparable foreign regulatory authority, such as a “black box” warning;
•
availability of alternative treatments, including any competitive product candidates in development that could be approved or commercially launched prior to approval of our product candidates;
•
the strength of marketing and distribution support and timing of market introduction of competitive products;
•
pricing;
•
payor acceptance;
•
the impact of any future changes to the United States healthcare system;
•
the effectiveness of our sales and marketing strategies; and
•
the likelihood that the FDA may require development of a REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution, or sales of our product candidates.

If NMBs or any of our other product candidates are approved but do not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue to become or remain profitable and our business, financial condition, and results of operations could be materially adversely affected. For example, we have not generated significant revenue from sales of ANJESO, and in December 2022, we announced the discontinuation of the sale of ANJESO and are evaluating commercial partnering options for the product, including divestiture.

Our efforts to educate the medical community and third-party payors about the benefits of NMBs and our other product candidates may require significant resources and may never be successful.

Even if we receive marketing approval for NMBs or our other product candidates in the United States, we may never receive regulatory approval to market NMBs or our other product candidates outside of the United States.

In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy, and other regulatory requirements of other jurisdictions, including potential additional clinical trials and/or preclinical studies. Approval procedures vary among jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approvals in other jurisdictions might differ from that required to obtain FDA approval. The marketing approval processes in other jurisdictions may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many jurisdictions outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such jurisdictions. Marketing approval in one jurisdiction does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other jurisdictions or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, financial condition, results of operations, and prospects.

We may be unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market and sell NMBs or our other product candidates, if approved.

We currently do not have a commercial infrastructure for the marketing, sale, and distribution of NMBs, or our other product candidates. If NMBs or our other product candidates receive marketing approval, we intend to commercialize such product candidates in the United States and potentially in other geographies. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. Should we decide to move forward in developing our own marketing capabilities, we may incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of the FDA’s or comparable foreign regulatory authority’s requirements or for other reasons, we would incur these expenses prior to being able to realize any revenue from sales of NMBs and our other product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing NMBs or our other product candidates, if approved. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We may also or alternatively decide to collaborate with third-party marketing and sales organizations to commercialize any approved product candidates, if approved, in the United States, in which event, our ability to generate product revenues may be limited. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

There are significant risks involved in building and managing a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any product candidates we may develop and for which we receive approval will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will have to compete with other biopharmaceutical and pharmaceutical companies to recruit, hire, train, manage, and retain marketing and sales personnel, which is expensive and time-consuming and could delay any product launch. Developing our sales capabilities may also divert resources and management attention away from product development.

In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize NMBs or our other product candidates, if approved, in the United States or elsewhere, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, and prospects.

We have limited sales and marketing experience and may be unable to successfully commercialize our product candidates for which we receive approval or generate product revenue.

We have limited experience in the marketing and sale of pharmaceutical products, and there are significant risks involved in managing a sales and marketing organization, including our ability to hire, retain, adequately compensate and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. If we decide not to promote our product candidates, if approved, ourselves, we may consider promotional partnership arrangements. For instance, we are exploring commercial partnering options for ANJESO, including divestiture. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates for which we receive approval. Any failure or delay in entering promotional partnerships or developing our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates, if approved. If we are not successful in commercializing our products for which we obtain approval, either on our own or through partnering with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

Risks Related to Our Business Operations and Industry

Our future success depends on our ability to retain and have the full attention of our key executives as well as to attract, retain and motivate other qualified personnel.

Our success depends in part on our continued ability to attract, retain, and motivate highly qualified management, clinical, and scientific personnel. As we continue developing our product candidates in our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to NMBs. We are highly dependent on the principal members of our executive team and, in particular, the services of Gerri A. Henwood, our President and Chief Executive Officer, the loss of whose services would adversely impact the achievement of our objectives. Recruiting and retaining qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee could impede the progress of our research, development and commercialization objectives.

We will need to grow the size of our organization, and we may experience difficulties in managing our growth.

Once we received FDA approval of ANJESO, we increased the size of our managerial, operational, sales, marketing, financial and other resources as we prepared for the commercialization of ANJESO. Our efforts to commercialize ANJESO were severely impacted by the COVID-19 pandemic. Hospitals reduced elective surgeries, and many have still not yet returned to their prior number of surgeries before the COVID-19 outbreak, which caused, and likely will continue to result in a decreased demand for ANJESO. COVID-19 also impacted revenue for hospitals, reduced staffing, diverted resources from other normal activities to patients suffering from COVID-19 and limited hospital access for nonpatients, including our sales professionals, which we believe has impacted our marketing and commercialization efforts. As a result of the negative impacts of the COVID-19 pandemic on our commercialization efforts, in November 2020 we implemented a restructuring initiative, which included a reduction of workforce of approximately 40 positions and in March 2022, implemented plans to reduce expenses including an approximately 80% reduction in our workforce. As of December 31, 2022, we had 9 full-time employees.

As we advance our product candidates through the development process and commercialize our product candidates, if approved, we may need to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. If our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We are exposed to the risk that our employees, partners, independent contractors, principal investigators, consultants, vendors and CROs may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these employees could include intentional, reckless and/or negligent conduct or unauthorized activity that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee receiving an FDA debarment could result in a loss of business from our partners and severe reputational harm. We adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, operating results, financial condition and growth prospects.

We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, and customers expose us to broadly applicable foreign, federal and state fraud and abuse, and other healthcare and privacy laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute any products for which we obtain marketing approval. Such laws include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons, or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in-kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•
the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses, and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, and beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;
•
the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-United States officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug and biologic manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; state and foreign governments that have enacted or proposed requirements regarding the collection, retention, distribution, use, security, sharing, transfer, storage, and other processing of personally identifiable information and other data relating to individuals (including the EU General Data Protection Regulation 2016/679, or GDPR, and the California Consumer Protection Act, or CCPA), and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data, thus complicating compliance efforts.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices, including any consulting and advisory board arrangements with physicians and other healthcare providers, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from United States government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusion from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.

The commercial potential for our approved products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry. New laws, regulations, or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products, and services could adversely affect our business, operations, and financial condition. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs and biologics. These efforts may affect our ability to profitably sell our product candidates, if approved.

The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. There have been significant ongoing administrative, executive, and legislative efforts to modify or eliminate the ACA. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the ACA. The ACA has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by the United States Congress, or Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire ACA. An appeal was taken to the U.S. Supreme Court and on June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the ACA remain possible but it is unknown what form any such changes or any law proposed to replace or revise the ACA would take, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing, or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Budget Control Act of 2011 has resulted in reductions in spending on certain government programs, including aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. These reductions have been extended until 2030 although adjustments have been made as a result of the ongoing COVID-19 pandemic. The 2% reduction is suspended through March 31, 2022. From April through June 2022, a 1% reduction was in effect, with the full 2% cut resuming thereafter.

The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on our business and the pharmaceutical industry in general is not yet known.

Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would materially adversely affect our business, financial condition, and results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no product candidates that have commenced clinical trials or been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. For example, we may be sued if our product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing. or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability, and a breach of warranties. Claims may be brought against us by clinical trial participants, patients, or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants and inability to continue clinical trials;
•
initiation of investigations by regulators;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing, or promotional restrictions;
•
significant negative financial impact;
•
exhaustion of any available insurance and our capital resources;
•
the inability to commercialize our product candidates, if approved; and
•
a decline in our stock price.

We currently hold product liability coverage in an amount we consider reasonable. We may need to increase our insurance coverage as we expand our preclinical and clinical trials for our product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our NMBs or any other future product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. In addition, we qualify as a “smaller reporting company.” For so long as we remain an emerging growth company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total gross annual revenues of $1.235 billion or more; (ii) December 31, 2024; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on the exemptions available to us as an emerging growth company and/or smaller reporting company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We may be subject to litigation or government investigations. These may include claims, lawsuits, and proceedings involving securities laws, fraud and abuse, healthcare compliance, product liability, labor and employment, wage and hour, commercial and other matters. For example, in May 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Societal CDMO, Inc., or Societal CDMO, and certain of Societal CDMO’s officers and directors that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Societal CDMO concerning the NDA for ANJESO. In connection with our November 2019 separation from Societal CDMO, we accepted assignment by Societal CDMO of all of Societal CDMO’s obligations in connection with the Securities Litigation and agreed to indemnify Societal CDMO for all liabilities related to the Securities Litigation. Although the Securities Litigation settled in December 2022, we could face securities litigation in the future that could result in the payment of substantial damages or settlement costs in excess of our insurance coverage. Any adverse outcome could harm our business. Even if we were to be meritorious in any such litigation, we could incur substantial legal costs and management's attention and resources could be diverted from our business that could cause our business to suffer.

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

We exclusively license from Cornell University issued patents in the U.S. and other major foreign markets directed to BX1000 that expire in 2027, subject to any applicable extension, along with a pending PCT application directed to certain methods of using BX1000 that, if issued, would expire in 2041, subject to any applicable disclaimer or extension. We also exclusively license from Cornell University issued patents in the U.S. and other major foreign markets directed to BX2000 that expire in 2033, subject to any applicable extension, along with a pending PCT application directed to certain methods of using BX2000 that, if issued, would expire in 2041, subject to any applicable disclaimer or extension. With respect to intranasal Dex, we own issued patents in the U.S. and certain major foreign markets that expire in 2032, subject to any disclaimers or extensions. Finally, we own and exclusively license patents and patent applications in the U.S. and certain major foreign markets relating to pharmaceutical compositions containing meloxicam and methods of use for IV, intramuscular or parenteral administration, that expire between 2024 and 2039.

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

If we do not obtain protection under the Hatch-Waxman Act by extending the patent term and obtaining data exclusivity for our product and product candidates, our business may be materially harmed.

Our success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, drug candidates and our target indications. Our issued patents directed to our various product and product candidates expire between 2024 to 2041. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting our drug candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.

Depending upon the timing, duration and specifics of FDA marketing approval of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, for a drug candidate. The Hatch-Waxman Act permits a patent extension term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the total patent term including the period of extension cannot exceed 14 years from the product’s approval date. Furthermore, this extension is limited to only one patent per regulatory review period that covers the approved product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. Similar provisions are available in certain foreign countries, such as the European Union and Japan.

If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

Outside of the United States we cannot be certain that any country’s patent or trademark office will not implement new rules that could seriously affect how we draft, file, prosecute and maintain patents, trademarks and patent and trademark applications.

We cannot be certain that the patent or trademark offices of countries outside the United States will not implement new rules that increase costs for drafting, filing, prosecuting and maintaining patents, trademarks and patent and trademark applications or that any such new rules will not restrict our ability to file for patent or trademark protection. For example, we may elect not to seek patent protection in some jurisdictions or for some drug candidates in order to save costs. We may be forced to abandon or return the rights to specific patents due to a lack of financial resources.

For example, following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the U.K. from the EU will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain patents and trademarks in the U.K. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. It is possible that implementation of the EU Patent Package will occur in the first half of 2023. If the EU Patent Package is ratified and in effect, all European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions. Under the EU Patent Package as currently proposed, once the UPC is established, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year period after the EU Patent Package is ratified. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package is ratified could either accept a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

Risks Related to Our Securities

If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise funding.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain stockholders’ equity of at least $2,500,000, or the Stockholders’ Equity Requirement pursuant to Nasdaq Listing Rule 5550(b)(1), or Rule 5550(b)(1). On November 15, 2022, we received notice from Nasdaq, or the Notice, advising us that we are not in compliance with the Stockholders’ Equity Requirement. Pursuant to the Notice, Nasdaq gave us until December 30, 2022, to submit to Nasdaq a plan to regain compliance. On January 17, 2023, Nasdaq informed us that our plan has been accepted and we have until May 15, 2023 to comply with such plan.

There can be no assurance that we will be able to maintain compliance with 5550(b)(1) or the other Nasdaq listing requirements. If we do not maintain compliance with the Nasdaq continuing listing requirements, our common stock will be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to continue to be highly volatile or subject to wide fluctuations. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include, among other things:

•
the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•
regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•
manufacturing, supply or distribution delays or shortages;
•
our ability to identify and successfully acquire or in-license new product candidates on acceptable terms;
•
our ability to achieve commercial partnering or divestiture of ANJESO;
•
FDA, state or international regulatory actions, including actions on regulatory applications any of our product candidates;
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
•
our ability to obtain additional financing to advance our development operations;
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
•
provide that certain provisions of the Articles may only be amended with the affirmative vote of 662/3% of the holders of the outstanding shares of capital stock;
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

Our success depends in part on not infringing patents and proprietary rights of third parties. Although we are not currently aware of litigation or other proceedings or third-party claims of intellectual property infringement related to our product candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 490 Lapp Road, Malvern, PA 19355, where we occupy approximately 17,369 square feet of leased laboratory and office space pursuant to an eleven-year lease, which expires on December 31, 2027. We also lease a 4,145 square foot office space in Dublin, Ireland pursuant to a short-term lease.

Item 3. Legal Proceedings

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against Societal CDMO and certain of Societal CDMO's officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by Societal CDMO concerning the NDA for injectable meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, Societal CDMO filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. Societal CDMO filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to Societal CDMO's motion to dismiss on August 17, 2020. On September 16, 2020, Societal CDMO filed a reply in support of the motion to dismiss. On March 1, 2021, Societal CDMO's second motion to dismiss was denied. On June 21, 2021, the defendants filed an answer and affirmative defenses to the second amended complaint. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. Societal CDMO filed an opposition to the plaintiff's motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. On March 24, 2022, plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the court stay all deadlines. On May 10, 2022, plaintiff filed an unopposed motion for preliminary approval of the class action settlement. The Court entered an order preliminarily approving the settlement and providing for notice on May 12, 2022. A hearing for final approval of the settlement was held on October 26, 2022, and the settlement was approved in December 2022. In connection with the Separation, we accepted assignment by Societal CDMO of all of Societal CDMO’s obligations in connection with the Securities Litigation and agreed to indemnify Societal CDMO for all liabilities related to the Securities Litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “BXRX.”

Holders of Common Stock

As of February 21, 2023, there were 9 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

We hold exclusive global rights to two new molecular entities, which are centrally acting Neuromuscular Blocking Agents (NMBs), BX1000, an intermediate duration of action NMB currently undergoing a Phase II clinical trial, and BX2000, an ultra-short acting NMB currently undergoing a Phase I clinical trial, as well as a proprietary blockade reversal agent, BX3000, currently being evaluated in preclinical studies intended to support an IND filing in 2023. BX3000 is an agent that is expected to rapidly reverse BX1000 and BX2000 blockade. All three agents are licensed from Cornell University. We believe these agents, when administered in succession, allow for a rapid onset of centrally acting neuromuscular blockade, followed by a rapid reversal of the neuromuscular blockade with BX3000. These novel agents have the potential to meaningfully reduce time to onset of blocking and of reversal of blockade, reducing time in operating rooms or post operative suites (PACU), resulting in potential clinical and cost advantages, as well as valuable cost savings for hospitals and ambulatory surgical centers.

In mid-2020, we launched our first commercial product, ANJESO, in the United States. ANJESO is the first and only 24-hour, intravenous, or IV, analgesia agent. ANJESO is a cyclooxygenase-2, or COX-2, preferential, non-steroidal anti-inflammatory, or NSAID, for the management of moderate to severe pain, which could be administered alone or in combination with other non-NSAID analgesics. We successfully completed three Phase III clinical trials, including two pivotal efficacy trials, a large double-blind Phase III safety trial and two Phase IIIb programs evaluating ANJESO clinical safety and efficacy along with its positive health economic impacts in specific surgical settings. As many sources have documented, many hospitals have suffered great economic impact associated with the Covid-19 pandemic and with its continuing impact on surgery rates, as well as the impacts of the “Great Resignation” of 2021 and beyond, impacting nursing and other professional staff available to support surgery and post operative care. These market conditions and the ensuing economic hardship that threatens the functioning of numerous well known and highly regarded institutions have impacted the willingness and ability of acute care facilities to use agents that may cost slightly more than available opioid treatments to manage post operative pain, even when these less expensive treatments prolong hospital stay. These factors influenced the uptake of ANJESO and a number of other non-opioid treatments. The expense of maintaining a commercial presence in an acute care setting that is distressed, as well as maintaining milestone payments due to our licensor during the present and upcoming years caused us to discontinue commercial sales of ANJESO in December of 2022.

Our 2022 costs have consisted primarily of expenses incurred in conducting our manufacturing and commercialization of ANJESO, public company and personnel costs, as well as clinical trials and manufacturing costs for our NMB blocking and reversal agents. We expect to incur operating losses for at least the next few years. We expect substantially all of our operating losses to result from costs incurred in connection with our development programs, including our clinical, preclinical and manufacturing related activities. Our expenses over the next several years are expected to primarily relate to developing our product candidates. In addition, we may incur costs associated with the acquisition or in-license of products and successful commercialization of the acquired or in-licensed products.

COVID-19 Impact

Our efforts to commercialize ANJESO were impacted in 2020, 2021, and continued in 2022 on a variable basis depending on the timing, location and extent of the outbreaks. There may continue to be impact from the COVID-19 pandemic. Intermittent impacts in the reduction of elective surgeries have occurred and this has had an impact in the recent quarter. Overall, many centers have not yet returned to pre-COVID levels of surgeries even where the impact of COVID-19 and its variants have not been as great. In addition, COVID-19 has impacted revenue and the financial condition of many hospitals, caused a reduction in hospital staffing, leading, in some cases, to continued diversion in resources from other normal activities to patients suffering from COVID-19, and caused a limitation in hospital access for nonpatients, including our sales professionals, which we believe has impacted and will continue to impact our marketing and commercialization efforts. Further, hospitals and ambulatory surgical centers may experience staffing shortages as a result of retirement and resignation of a higher percentage of staff than normal as well as employee non-compliance with government or employer mandated vaccination requirements, which could reduce the number of elective surgeries that can be performed at hospitals with staffing shortages. We believe a reduction in elective surgeries during the COVID-19 pandemic has impacted demand for ANJESO, and was a contributing factor in our decision to discontinue ANJESO.

We anticipate that many hospitals and health care providers will continue to suffer negative financial consequences due to an increase in unexpected costs, including for personal protective equipment and ventilators, changes in COVID-19, Medicare and other reimbursements, and this impact may result in ongoing decreased revenue. Due to the rapidly evolving environment, continued uncertainties from the impact of the COVID-19 global pandemic, and the recent regional outbreaks that are impacting the recovery, we cannot estimate the full extent to which financial results may be adversely impacted in the future.

Financial Overview

Revenue

We sold ANJESO in the U.S. through a single third-party logistics provider, or 3PL, which takes title to and control of the goods and is considered our customer. We recognize revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between us and our end-user customers, wholesalers, group purchasing organizations and other indirect customers. In December 2022, we discontinued the commercialization of ANJESO and expect that the majority of expenses associated with the discontinuation will be incurred by the end of the first quarter of 2023.

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

Cost of Sales

Cost of sales includes product costs, manufacturing costs, transportation and freight, royalty expense, qualification costs for a secondary manufacturing suite and indirect overhead costs associated with the manufacturing and distribution of ANJESO including supply chain and quality personnel costs. Cost of sales may also include period costs related to certain manufacturing services and inventory adjustment charges. We expensed a significant portion of the cost of producing ANJESO that we used in the commercialization as research and development expense prior to the regulatory approval of ANJESO. We discontinued commercialization of ANJESO in December 2022. We believe there is modest inventory held at the wholesaler level and have notified wholesalers through our 3PL that we will accept product returns until June 30, 2023.

Research and Development Expenses

Research and development expenses have consisted primarily of costs incurred in connection with the NMB portfolio and the pediatric development of ANJESO activities. These expenses consist primarily of:

•
expenses incurred under agreements with investigative sites, consultants and other service providers that conduct or support our clinical and pre-clinical trials;
•
the cost of acquiring and manufacturing clinical trial drug supply and related manufacturing services;
•
costs related to facilities, depreciation and other allocated expenses;
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

We expect our research and development costs to relate to the development and commercialization scale-up of our NMB product candidate portfolio. We may elect to seek collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses and general and administrative expenses.

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that supported our sales and marketing efforts as well as third party consulting costs for the promotion and sale of ANJESO. In addition, sales and marketing expenses include expenses related to communicating the clinical and economic benefits of ANJESO and educational programs for our indirect customers.

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

Our selling, general and administrative expenses decreased for the year ended December 31, 2022 as a result of a reduction in personnel and marketing costs and further as a result of the discontinuation of commercial efforts for ANJESO. We expect our future selling and commercial costs to be minimal. We expect general and administrative expenses will remain relatively constant in the near term. Our quarterly selling, general and administrative expenses for the year ended December 31, 2022 were:

3/31/2022	6/30/2022	9/30/2022	12/31/2022
$14,190	$4,029	$3,808	$2,092

2022 Reduction in Force

Due to our current cash position and assessment of market conditions in the hospital pain space, in March 2022, we implemented a reduction in workforce by approximately 66 employees (representing approximately 80% of our total workforce), including 43 members of our sales force. The reorganization was substantially completed by the end of the second quarter and approximately $4.1 million of charges were incurred for severance and other related costs, of which $0.6 million remains accrued and unpaid as of December 31, 2022. The reduction in force was designed to substantially reduce our operational expenses and conserve cash resources. Further, in September 2022, we terminated the remaining dedicated commercial team of 7 employees and incurred a third quarter charge of $0.2 million for severance and other related costs.

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Societal CDMO’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018 and August 2020. Pursuant to the Alkermes Agreements, we are required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, $3.6 million paid in 2020, another $1.4 million paid in 2021, and $45.0 million over seven years beginning one year after approval, of which the first payment was made in the first quarter of 2021 and a partial payment was made on the second payment of $1.2 million, which was due in the first quarter of 2022, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent), which is paid quarterly. The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We have continued to reevaluate the fair value each subsequent period and as of December 31, 2022 recorded a $19.9 million payment obligation, representing the present value of the liability. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of December 31, 2022, we have paid $22.6 million in milestone payments to Alkermes. We are in discussions with Alkermes regarding the discontinuation of commercial efforts for ANJESO and the associated obligations.

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Credit Agreement with MAM Eagle Lender, the amortization of related financing costs, and interest expense on a promissory note with PNC Bank under the Paycheck Protection Program, or PPP, of the CARES Act administered by the Small Business Administration (the “SBA”), which has been fully forgiven as of December 31, 2021.

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of December 31, 2022 and 2021.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year ended December 31,
	2022	2021
	(amounts in thousands)
Revenue, net	$1,269	$1,080

Operating expenses:
Cost of sales	7,009	2,445
Research and development	3,887	3,125
Selling, general and administrative	24,119	45,310
Amortization of intangible assets	1,997	2,576
Change in warrant valuation	(7)	(58)
Change in contingent consideration valuation	(2,761)	(33,312)
Loss on impairment of property and equipment	4,157	—
Loss on impairment of intangible asset	19,681	—
Total operating expenses	58,082	20,086
Operating loss	(56,813)	(19,006)
Other expense, net	(1,982)	(763)
Net loss	$(58,795)	$(19,769)

Revenue, net. For the year ended December 31, 2022, net product revenue related to sales of ANJESO in the U.S. was $1.3 million. This compares to $1.1 million for the year ended December 31, 2021. While utilizing the title model of distribution, product revenue is recognized as shipments are made to our 3PL provider. The increase of $0.2 million was attributable to increased demand at existing accounts.

Cost of sales. Our cost of sales was $7.0 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively, and consists of product costs, royalty expense and certain fixed costs associated with the manufacturing of ANJESO, including supply chain and quality costs. We expensed costs associated with the manufacturing of our products as research and development prior to regulatory approval. Certain product costs of ANJESO units recognized as revenue during the years ended December 31, 2022 and 2021 were expensed prior to FDA approval of ANJESO in February 2020, and therefore are not included in cost of sales during the related periods. The increase of $4.6 million is primarily a result of the increase in the inventory reserve of $5.2 million, partially offset by the reduction in personnel related costs of $0.4 million and the reduction in production and storage costs of $0.2 million.

Research and Development. Our research and development expenses were $3.9 million and $3.1 million for the years ended December 31, 2022 and 2021, respectively. The increase of $0.8 million was primarily due to the increase in the NMB portfolio clinical trial costs of $1.0 million and an increase of $0.2 million related to the pediatric trial costs for ANJESO. These costs were partially offset by a decrease in personnel related costs of $0.4 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $24.1 million and $45.3 for the years ended December 31, 2022 and 2021. The decrease of $21.2 million was as a result of a reduction in personnel costs of $12.6 million, a decrease in marketing costs of $4.7 million, a decrease in public company costs of $2.3 million, a decrease in consulting costs of $0.9 million, a decrease in travel expenses of $0.4 million, and a decrease in other costs of $0.3 million.

Amortization of Intangible Assets. Amortization expense was $2.0 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively, which was related to the amortization of our intangible asset resulting from research and development activities over its estimated useful life beginning in the first quarter of fiscal year 2020.

Change in Warrant Valuation. There was not a material change in warrant valuation for the year ended December 31, 2022. The change in warrant valuation decrease in value of $0.1 million for the year ended December 31, 2021 related to the warrants sold as part of our March 26, 2020 underwritten public offering, including the impact of our warrant exchange transaction in October 2020.

Change in Contingent Consideration valuation. Our change in contingent consideration valuation consisted of a decrease of value of $2.8 million for the year ended December 31, 2022 as compared to an decrease in value of $33.3 million for the year ended December 31, 2021. The non-cash charge for contingent consideration in each period relates to the revaluation of the probability-adjusted fair value of the Alkermes Transaction payment obligation. The decrease in the fair value of the liability of $2.8 million in 2022 was primarily due to the discontinuation of commercialization of ANJESO and as a result the updated forecasts of ANJESO as well as an increase in the discount rate used to calculate the fair value. The decrease in the fair value of the liability of $33.3 million in 2021 was primarily due to updated forecasts for ANJESO as well as an increase in the discount rate used to calculate the fair value.

Loss on impairment of property and equipment. Loss on impairment of property and equipment was $4.2 million for the year ended December 31, 2022, which relates to the impairment associated with the second manufacturing suite in the Alkermes facility that will no longer be needed for manufacturing ANJESO due to current business conditions and discontinuation of commercialization. There was no loss on impairment of property and equipment for the year ended December 31, 2021.

Loss on impairment of intangible asset. Loss on impairment of intangible asset was $19.7 million for the year ended December 31, 2022, which was recorded to eliminate the carrying value of the intangible asset as a result of our quantitative impairment test and discontinuation of commercialization of ANJESO. There was no loss on impairment of intangible asset for the year ended December 31, 2021.

Other Expense, net. Other expense for the years ended December 31, 2022 and 2021 was $2.0 million and $0.8 million, respectively. The change in other expense of $1.2 million was primarily due to the gain on extinguishment of the PPP Loan of $1.6 million in the previous year upon the approval of our application for forgiveness, partially offset by other income in the current year for the settlement of a patent infringement claim of $0.3 million and the decrease of $0.1 million in the interest expense incurred on our Credit Agreement with MAM Eagle Lender due to the reduction in principal balance.

Liquidity and Capital Resources

As of December 31, 2022, we had $5.3 million in cash and cash equivalents.

On December 6, 2022, we closed a best efforts public offering of: (i) 54,787 shares of its common stock, par value $0.01 per share and accompanying Series A-3 warrants to purchase 54,787 shares of common stock and Series A-4 warrants to purchase 54,787 shares of common stock, at a combined public offering price of $4.795 per share and accompanying Series A Warrants and (ii) Series C pre-funded warrants to purchase 988,000 shares of common stock and accompanying Series A-3 Warrants to purchase 988,000 shares of common stock and Series A-4 Warrants to purchase 988,000 shares of common stock at a combined public offering price of $4.785 per Series C pre-funded warrant and accompanying Series A warrants, which was equal to the public offering price per share of common stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series C pre-funded warrant. The Series A warrants have an exercise price of $4.50 per share of common stock. The Series A-3 warrants are exercisable upon issuance and will expire on December 6, 2027. The Series A-4 warrants are exercisable upon issuance and will expire on January 8, 2024. The exercise price of the Series A Warrants and the Series A-4 Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A Warrants. The Series C Warrants have been exercised in full. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the offering, the Company paid the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 62,567 shares of common stock. The placement agent warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $5.99375 per share and expire on December 2, 2027. Net proceeds, after deducting underwriting discounts and commissions and offering expenses, was $4.0 million

On September 1, 2022, we closed a best efforts public offering of: (i) 188,872 shares of its common stock, par value $0.01 per share and accompanying Series A-1 warrants to purchase 188,872 shares of Common stock and Series A-2 warrants, and together with the Series A-1 warrants to purchase 188,872 shares of Common Stock, at a combined public offering price of $21.00 per share and Series A warrants and (ii) Series B pre-funded warrants to purchase 106,607 shares of Common Stock and accompanying Series A-1 warrants to purchase 106,607 shares of Common Stock and Series A-2 warrants to purchase 106,607 shares of Common stock at a combined public offering price of $20.60 per Series B pre-funded warrant and Series A warrants, which is equal to the public offering price per share of Common Stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series B pre-funded warrant. The Series A warrants have an exercise price of $21.00 per share of Common Stock. The Series A-1 warrants are exercisable upon issuance and will expire five years from the date of issuance. The Series A-2 warrants are exercisable upon issuance and will expire thirteen months from the date of issuance. The exercise price of the Series A warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A warrants. Subject to certain ownership limitations, the Series B pre-funded warrants were immediately exercisable and were exercised at a nominal consideration of $0.01 per share of Common Stock upon the closing of the transaction. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the Offering, we paid a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. We also issued to designees of the placement agent warrants to purchase up to 17,728 shares of common stock. The placement agent warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $26.25 per share and expire on August 29, 2027. Net proceeds, after deducting underwriting discounts and commissions and offering expenses, was $5.0 million.

On May 17, 2022, we closed a registered direct offering of 41,152 shares of our common stock, par value $0.01 per share, and in a concurrent private placements, warrants exercisable for up to an aggregate of 41,152 shares of common stock at a combined offering price of $48.60 per share and associated warrant. The warrants have an exercise price of $43.60 per share. Each warrant is exercisable for one share of common stock and was exercisable immediately upon issuance. The warrants have a term of five years from the issuance date. As compensation to H.C. Wainwright & Co., LLC as placement agent in connection with the offering, we agreed to pay to the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering and certain expenses. We also issued to designees of the placement agent warrants to purchase up to 6.0% of the aggregate number of shares of common stock sold in the transactions, or warrants to purchase up to 2,469 shares of common stock. The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the offering price per share (or $60.75 per share). The placement agent warrants will expire on May 17, 2027. Net proceeds, after deducting underwriting discounts and commissions and offering expenses, was $1.7 million.

On March 1, 2022, we closed an underwritten public offering of 45,791 shares of common stock, pre-funded warrants to purchase 41,929 shares of common stock at an exercise price of $0.01 per share and warrants to purchase 87,719 shares of common stock at an exercise price of $130.00 per share, as well as up to 13,158 additional shares of common stock and/or additional warrants to purchase up to 13,158 shares of common stock which may be purchased pursuant to a 30-day option to purchase additional securities granted to H.C. Wainwright & Co., LLC (the “Underwriter”) by us. The public offering price for each share of common stock and accompanying warrant to purchase one share of common stock was $114.00, and the public offering price for each pre-funded warrant and accompanying warrant was $113.60. As compensation to the Underwriter, we agreed to pay to the Underwriter a cash fee of 7.0% of the gross proceeds, plus a cash management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. We also issued to designees of the Underwriter warrants to purchase 5,263 shares of common stock at an exercise price of $142.50 per share. On February 28, 2022, the Underwriter partially exercised its option to purchase an additional 2,847 warrants. Net proceeds, after deducting underwriting discounts and commissions and offering expenses, was $8.8 million.

On December 28, 2021, we closed a registered direct offering of 42,289.3 shares of Series A Preferred Stock, par value $0.01 per share, or the Preferred Stock, and warrants to purchase 9,062 shares of common stock, or the December 2021 Warrants, for net proceeds of $3,656. The shares of Preferred Stock will have a stated value of $100.00 per share and are convertible, on the date after the issuance thereof, into an aggregate of 12,083 shares of common stock at a conversion price of $350.00 per share. As compensation to H.C. Wainwright & Co., LLC, or the Placement Agent, we agreed to pay the Placement Agent a cash fee of 7.0% of the gross proceeds raised in the December 2021 Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the December 2021 Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase 724 shares of common stock, or the December 2021 Placement Agent Warrants. The December 2021 Warrants and the December 2021 Placement Agent Warrants have an exercise price of $448.00 per share and became exercisable upon the six-month anniversary of their issuance.

On May 31, 2021, we closed a registered direct offering of 10,021 shares of common stock, or the May Offering, at an offering price of $1,190.00 per share and warrants to purchase 10,021 shares of common stock, or the May Warrants, at an exercise price of $1,260.00 per share, for net proceeds of $10.9 million. As compensation to the Placement Agent, we agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the May Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase 601 shares of common stock at an exercise price of $1,487.50 per share. The May Warrants and May Placement Agent Warrants were exercisable on the six-month anniversary of the closing date of the May Offering.

On February 8, 2021, we entered into an agreement to issue and sell 7,857 shares of common stock, or the February Offering, at an offering price of $2,240.00 per share, for net proceeds of $16.2 million. As compensation to the Placement Agent, we agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the February Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the February Offering and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase up to 471 shares of common stock, or the February Placement Agent Warrants. The February Placement Agent Warrants have an exercise price of $2,800.00 per share.

On January 21, 2021, we entered into an agreement to issue and sell warrants exercisable for an aggregate of 7,358 shares of common stock, or the January Warrants, at an offering price of $175.00 per warrant in exchange for the exercise of the institutional investor’s existing December Series A warrants that were issued to them on December 21, 2020, at an exercise price of $1,652 per warrant. The January Warrants have an exercise price of $2,240.00 per share. The January Warrants are immediately exercisable and will expire five years from the issuance date. As compensation to the Placement Agent, we agreed to pay a cash fee of 6.0% of the aggregate gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants), plus a management fee equal to 1.0% of the gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants) and reimbursement of certain expenses and legal fees. We also issued to designees of the Placement Agent warrants to purchase up to 441 shares of common stock, or the January Placement Agent Warrants. The January Placement Agent Warrants have substantially the same terms as the January Warrants, except that the January Placement Agent Warrants have an exercise price equal to $2,800.00 per share.

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

On August 1, 2022, we entered into Amendment No. 1 and Waiver to Credit Agreement with MAM Eagle Lender. Pursuant to the terms of the amendment, the lenders waived any default under the credit agreement (including the imposition of a default interest rate with respect to the default) resulting from our failure to comply with the minimum cash covenant, which requires us to maintain at least $5.0 million in a liquidity account. In addition, the amendment, among other items, (i) provides that 30% of any cash proceeds received by us from certain potential strategic licensing transactions shall be used to prepay amounts outstanding under the credit agreement; and (ii) decreases the amount of cash we are required to maintain pursuant to the minimum liquidity covenant to $3.0 million for a period beginning on August 1, 2022, and ending on August 31, 2022, at which point the amount required pursuant to the minimum liquidity covenant shall increase to $5.0 million.

On October 24, 2022, we entered into Amendment No. 2 and Waiver to Credit Agreement with MAM Eagle Lender. Pursuant to the terms of the amendment, the Credit Agreement is amended such that we must repay the principal thereunder (i) on the first business day of each month until the Interest Payment Date on December 1, 2022, in equal monthly installments of principal based on an amortization schedule of 36 months, (ii) an additional payment of principal in the amount of $0.3 million prior to December 31, 2022 and (iii) commencing on the Interest Payment Date on January 2, 2023 and on each Interest Payment Date thereafter until the obligations have been repaid in full, the principal amount of $0.5 million. In addition, the amendment decreases the minimum cash covenant we are required to maintain under the Credit Agreement to (i) $3.0 million for the period beginning on October 1, 2022, and ending on November 30, 2022, (ii) $4.5 million for the period beginning on December 1, 2022, and ending on February 28, 2023, and (iii) $4.0 million from and after March 1, 2023. Further, we have agreed that prior to December 31, 2022, we shall not, without the prior written consent of the Lenders, make or permit any payment under its agreements with Alkermes. In consideration for the amendment, we paid the Agent an amendment fee of $0.01 million and the Lender an amendment fee of $0.2 million.

On December 1, 2022, we entered into Amendment No. 3 to Credit Agreement with MAM Eagle Lender. Pursuant to the terms of the amendment, the amendment decreases the minimum cash covenant we are required to maintain under the credit agreement to (a) from October 1, 2022 to December 6, 2022 to not be less than $3.0 million at any time, (b) from December 7, 2022 to February 28, 2023 to not be less than $4.5 million, and (c) from and after March 1, 2023 to not be less than $4.0 million.

In January 2023, we entered into Amendment No. 4 to Credit Agreement with MAM Eagle Lender. Pursuant to the terms of the amendment, the credit agreement was amended such that we must make (i) a payment of principal in the amount of $0.5 million on January 3, 2023, (ii) a payment of principal in the amount of $0.3 million on February 1, 2023 and March 1, 2023, and (iii) on the interest payment date on April 3, 2023 and on each interest payment date thereafter until the obligations are repaid in full, a payment in the principal amount of $0.5 million. In addition, the amendment decreases the minimum cash covenant we are required to maintain under the credit agreement, or the Minimum Liquidity Covenant, to (i) $3.0 million for the period beginning on October 1, 2022, and ending on December 6, 2022, (ii) $4.5 million for the period beginning on December 7, 2022, and ending on January 10, 2023, (iii) $2.225 million for the period beginning on January 11, 2023, and ending on February 28, 2023, and (iv) $3.0 million from and after March 1, 2023. Further, we have agreed that prior to April 30, 2023, we will not, without the prior written consent of MAM Eagle Lender, make or permit any payment under our agreements with Alkermes.

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

We anticipate that our principal uses of cash in the future will be primarily to fund our operations, pipeline development activities, working capital needs, capital expenditures and other general corporate purposes.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of December 31, 2022, we will need to raise additional capital in the next twelve months to continue as a going concern.

Sources and Uses of Cash

Cash used in operations was $27.8 million and $49.3 million for the years ended December 31, 2022 and 2021, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, gain on extinguishment of debt in the prior year, depreciation, amortization, changes in warrant valuations, changes in fair value of contingent consideration, and impairment losses on property and equipment and intangible asset, as well as changes in operating assets and liabilities.

There was no significant cash used in investing activities for the year ended December 31, 2022. Cash used in investing activities for the year ended December 31, 2021 was $0.2 million, which was primarily due to purchases of property and equipment of $0.2 million.

There was $17.2 million of cash provided by financing activities in the year ended December 31, 2022 consisting of net proceeds of $18.6 million from public offerings of common stock and warrants and $1.8 million of net proceeds from a registered direct offering of common stock and concurrent private placement of warrants, and $0.4 million in proceeds from warrant exercises. This was partially offset by a payment of contingent consideration of $1.2 million, payments on long-term debt of $2.2 million and payment of $0.2 million in deferred financing costs. There was $35.0 million of cash provided by financing activities in the year ended December 31, 2021 consisting of net proceeds of $30.8 million from registered direct offerings and net proceeds of $12.2 million from warrant exercises, partially offset by a payment of contingent consideration of $7.9 million.

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

Contractual Commitments

The table below reflects our contractual commitments as of December 31, 2022:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$7,756	$5,600	$2,156	$—	$—
Interest on Debt	1,056	727	329	—	—
Purchase Obligations (2):	338	204	106	28	—
Operating Leases (3)	1,468	330	556	582	—
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4)	16,395	80	190	125	—
Alkermes Payments (5)	117,371	9,829	21,113	6,429	—
Employment Agreements (6)	927	618	309	—	—
Total Contractual Obligations	$145,311	$17,388	$24,759	$7,164	$—

(1)
Debt obligations consist of principal, an exit fee of 2.5% of that principal and interest on the $7.8 million outstanding term loan under our Credit Agreement. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)
These obligations consist of cancelable and non-cancelable purchase commitments related to goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)
We have become party to certain operating leases for the leased space in Malvern, Pennsylvania and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented. See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(4)
We license the NMBs from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBs. The amount reflects only payment obligations that are fixed and determinable that may arise based on meeting certain milestones. We are unable to reliably estimate the timing of certain of these payments totaling $16,000 because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which timing for has not been established. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See 12(a) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(5)
Pursuant to the purchase and sale agreement governing the Alkermes Transaction, we agreed to pay to Alkermes milestone and royalty payments. The amount reflects only payment obligations that are fixed and determinable and in some instances may only arise based on meeting certain commercial milestones. We are unable to reliably estimate the timing of these payments totaling $80,000 because they are in some instances, events that are not in our control and dependent on the commercial success of the product. In accordance with U.S. GAAP, the fair value of these obligations is recorded as contingent consideration on our Consolidated Balance Sheets. See Note 12(b) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(6)
We have entered into an employment agreement with one of our named executive officers. As of December 31, 2022, this employment agreement provided for, among other things, annual base salary in an aggregate amount of not less than this amount, from that date through June 2024. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12 (e) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Revenue Recognition – Subsequent to regulatory approval for ANJESO from the FDA in 2020, we began selling ANJESO in the U.S. through a single 3PL which takes title to and control of the goods. We recognized revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between us and our end-user customers, wholesalers, group purchasing organizations and other indirect customers. Our payment terms are generally between thirty to ninety days.

Impairment of Long-lived Assets – We are required to review the carrying value of long-lived assets, including property and equipment and amortizable intangible assets, for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment test is a two-step test. Under step one we assess the recoverability of an asset (or asset group). The carrying amount of an asset (or asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset (or asset group). The impairment loss is measured in step two as the difference between the carrying value of the asset (or asset group) and its fair value. Assumptions and estimates used in the evaluation of impairment are subjective and changes in these assumptions may negatively impact projected undiscounted cash flows, which could result in impairment charges in future periods. The Company performed an impairment test as of December 31, 2022 after identifying indicators of impairment, including a decline in share price, the termination of the dedicated commercial team, sustained impacts of COVID-19 on the market and the discontinuation of commercialization. Based on the quantitative analysis, an impairment loss of $19.7 million was recorded as of December 31, 2022 eliminating the carrying value of the intangible asset. Further, an impairment loss on property and equipment of $4.2 million was recorded for the year ended December 31, 2022, which relates to the impairment associated with the second manufacturing suite in the Alkermes facility that will no longer be needed for manufacturing ANJESO, due to discontinuation of commercialization.

Contingent Consideration – We revalue our contingent consideration on a quarterly basis using a discounted cash flow valuation model. The model uses significant unobservable inputs, including the discount rate and projected future revenue.

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At December 31, 2022, we had approximately $2.2 million invested in money market instruments. We believe our policy of investing in highly-rated securities, whose maturities are, at December 31, 2022, all less than one month, minimizes such risks. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes.

We have license agreements with Orion for certain product pipeline candidates which require the payment of milestones in Euros upon the achievement of certain regulatory and commercialization events and royalties on product sales. As of December 31, 2022, no milestones or royalties were due under these agreements, and we do not anticipate incurring milestone or royalty costs under these agreements until we advance our development of certain product pipeline candidates. We do not believe foreign currency exchange rate risk is a material risk at this time; however, these agreements could, in the future, give rise to foreign currency transaction gains or losses. As a result, our results of operations and financial position could be exposed to changing currency exchange rates. In the future, we may periodically use forward contracts to hedge certain transactions or to neutralize exposures.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the reports of our independent registered public accounting firms are included in this Annual Report on Form 10-K on the pages indicated in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 22, 2023, the board of directors of the Company, or the Board, approved an increase in the base salary for our principal financial officer, Jillian Dilmore, for the fiscal year 2023. The Board approved an increase in Ms. Dilmore’s base salary from $235,000 to $280,000. The increase is effective as of November 1, 2022, with salary payments at the new rate beginning March 1, 2023, with retroactive payments to cover the increase in salary from November 1, 2022 to March 1, 2023 to be paid pro rata from June 2023 until December 2023.

This disclosure is provided in this Part II, Item 9B in lieu of disclosure under Item 5.02(e) of Form 8-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2023 Annual Meeting of Shareholders, or the Proxy Statement, under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Risk Management” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is EisnerAmper LLP, Philadelphia, PA, Auditor Firm ID: 274.

Information with respect to this item will be set forth in the Proxy Statement under the heading “Independent Registered Public Accounting Firms,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)(1) Consolidated Financial Statements.

The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 274)

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

(a)(2) Consolidated Financial Statement Schedules.

Not applicable.

(a)(3); (b) Exhibits:

Exhibit No.	Description	Method of Filing

2.1	Separation Agreement, dated November 20, 2019, by and between Recro Pharma, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

3.1	Amended and Restated Articles of Incorporation of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021 (File No. 001-39101).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 15, 2022 (File No. 001-39101).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, as amended of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2022 (File No. 001-39101).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 28, 2021 (File No. 001-39101).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 20, 2022 (File No. 001-39101).

3.7	Amended and Restated Bylaws of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

4.1	Form of Series A Warrant, issued March 26, 2020.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2020 (File No. 001-39101).

4.2	Form of Series B Warrant, issued March 26, 2020.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 24, 2020 (File No. 001-39101).

4.3	Common Stock Purchase Warrant, dated May 29, 2020, in favor of MAM Eagle Lender, LLC.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

4.4	Form of Series A Warrant, issued November 25, 2020.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020 (File No. 001-39101).

4.5	Form of Placement Agent Warrant, issued November 25, 2020.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 24, 2020 (File No. 001-39101).

4.6	Form of Series A Warrant, issued December 21, 2020.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2020 (File No. 001-39101).

4.7	Form of Placement Agent Warrant, issued December 21, 2020.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 18, 2020 (File No. 001-39101).

4.8	Form of Warrant, issued January 25, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021 (File No. 001-39101).

4.9	Form of Placement Agent Warrant, issued January 25, 2021.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 22, 2021 (File No. 001-39101).

4.10	Form of Placement Agent Warrant, issued February 10, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 9, 2021 (File No. 001-39101).

4.11	Form of Warrant, issued June 1, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2021 (File No. 001-39101).

4.12	Form of Placement Agent Warrant, issued June 1, 2021.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 1, 2021 (File No. 001-39101).

4.13	Form of Warrant, issued December 28, 2021.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 28, 2021 (File No. 001-39101).

4.14	Form of Placement Agent Warrant, issued December 28, 2021.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 28, 2021 (File No. 001-39101).

4.15	Form of Investor Warrant, issued March 1, 2022.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 1, 2022 (File No. 001-39101).

4.16	Form of Pre-Funded Warrant, issued March 1, 2022.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 1, 2022 (File No. 001-39101).

4.17	Form of Underwriter Warrant, issued March 1, 2022.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 1, 2022 (File No. 001-39101).

4.18	Form of Warrant, issued May 17, 2022.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2022 (File No. 001-39101).

4.19	Form of Placement Agent Warrant, issued May 17, 2022.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 18, 2022 (File No. 001-39101).

4.20	Form of Series A-1 Warrant, issued August 29, 2022.	Incorporated herein by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-1/A filed on August 17, 2022 (File No. 333-266499).

4.21	Form of Series A-2 Warrant, issued August 29, 2022.	Incorporated herein by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-1/A filed on August 17, 2022 (File No. 333-266499).

4.22	Form of Series B Pre-funded Warrant, issued August 29, 2022.	Incorporated herein by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-1/A filed on August 17, 2022 (File No. 333-266499).

4.23	Form of Placement Agent Warrant, issued August 29, 2022.	Incorporated herein by reference to Exhibit 4.23 to the Company’s Registration Statement on Form S-1/A filed on August 17, 2022 (File No. 333-266499).

4.24	Form of Warrant Amendment Agreement, entered into on December 2, 2022.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 5, 2022 (File No. 001-39101).

4.25	Form of Series A-3 Warrant, issued on December 2, 2022.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on November 28, 2022 (File No. 333-268251).

4.26	Form of Series A-4 Warrant, issued on December 2, 2022.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on November 28, 2022 (File No. 333-268251).

4.27	Form of Series C Pre-funded Warrant, issued on December 2, 2022.	Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed on November 28, 2022 (File No. 333-268251).

4.28	Form of Placement Agent Warrant, issued on December 2, 2022.	Incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A filed on November 28, 2022 (File No. 333-268251).

4.29	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Incorporated herein by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2022 (File No. 001-39101).

10.1•	Form of Indemnification Agreement between Baudax Bio, Inc. and individual directors and officers.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on November 5, 2019 (File No. 001-39101).

10.2†	Purchase and Sale Agreement, dated March 7, 2015, by and among Recro Pharma, Inc., Recro Pharma LLC, Daravita Limited, Alkermes Pharma Ireland Limited and Eagle Holdings USA, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

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

Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.5	Third Amendment to the Purchase and Sale Agreement, dated August 17, 2020 by and among Alkermes Pharma Ireland Limited, Daravita Limited, Alkermes US Holdings, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2020 (File No. 001-39101).

10.6†	Dexmedetomidine License Agreement, dated August 22, 2008, by and between Recro Pharma, Inc. and Orion Corporation.	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.7†	First Amendment to Dexmedetomidine License Agreement, dated January 17, 2009, by and between Recro Pharma, Inc., and Orion Corporation.	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.8†	Dexmedetomidine API Supply Agreement, dated August 22, 2008, by and between Recro Pharma, Inc., and Orion Corporation.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.9•	Baudax Bio, Inc. 2019 Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

10.10†	Asset Transfer and License Agreement, dated as of April 10, 2015, by and between Alkermes Pharma Ireland Limited and DV Technology LLC.	Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.11	Amendment to Asset Transfer and License Agreement, dated December 23, 2015, by and between Alkermes Pharma Ireland Limited and Recro Gainesville LLC.	Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.12	Second Amendment to Asset Transfer and License Agreement, dated December 20, 2018, by and between Alkermes Pharma Ireland Limited and Recro Gainesville LLC.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.13	Third Amendment to Asset Transfer and License Agreement, dated August 17, 2020, by and among Alkermes Pharma Ireland Limited, Recro Gainesville LLC and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2020 (File No. 001-39101).

10.14†	Development, Manufacturing and Supply Agreement, dated July 10, 2015, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.15†	First Amendment to the Development, Manufacturing and Supply Agreement, dated October 19, 2016, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.16†	Second Amendment to the Development, Manufacturing and Supply Agreement, dated February 1, 2017, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.17†	Third Amendment to the Development, Manufacturing and Supply Agreement, dated June 15, 2017, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.18	Assignment, Assumption and Bifurcation Agreement, dated November 20, 2019, by and among Alkermes Pharma Ireland	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-39101).

Limited, Recro Gainesville LLC, Recro Pharma, Inc. and Baudax Bio, Inc.

10.19†	License Agreement, dated June 30, 2017, by and between Cornell University and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.20†	Amendment to License Agreement, dated October 31, 2018, by and between Cornell University and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.21†	Amendment to License Agreement, dated October 21, 2019, by and between Cornell University and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-39101).

10.22†	Master Manufacturing Services Agreement, dated July 14, 2017, by and between Patheon UK Limited and Recro Ireland Limited.	Incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.23†	Product Agreement, dated July 14, 2017, by and between Patheon UK Limited and Recro Ireland Limited.	Incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed on October 22, 2019 (File No. 001-39101).

10.24•	Form of Employment Agreement to be entered into between Baudax Bio, Inc. and its executive officers.	Incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form 10 filed on November 5, 2019 (File No. 001-39101).

10.25†	Credit Agreement, dated as of May 29, 2020, among the Company, the lenders party thereto and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

10.26	Security Agreement, dated as of May 29, 2020, by and among the Company, Baudax Bio N.A. LLC, Baudax Bio Limited and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

10.27	Intellectual Property Security Agreement, dated as of May 29, 2020, by and among the Company, Baudax Bio N.A. LLC, Baudax Bio Limited and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2020 (File No. 001-39101).

10.28•	Employment Agreement, dated February 12, 2020, between Baudax Bio, Inc. and Gerri Henwood.	Incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-39101).

10.30•	Form of Stock Option Award Agreement.	Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

10.31•	Form of Restricted Stock Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

10.32•	Form of Performance-Based Restricted Stock Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

10.33•	Form of Award Agreement for Option Inducement Award.	Incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

10.34•	Form of Award Agreement for Restricted Stock Unit Inducement Award.	Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

10.35

Amendment No. 1 and Waiver to Credit Agreement, dated August 1, 2022, by and Baudax Bio, Inc., Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lenders party thereto.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2022 (File No. 001-39101).

10.36

Amendment No. 2 to Credit Agreement, dated October 24, 2022, by and among Baudax Bio, Inc., Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lenders party thereto.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2022 (File No. 001-39101).

10.37

Amendment No. 3 to Credit Agreement, dated December 1, 2022, by and among Baudax Bio, Inc., Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lenders party thereto.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2022 (File No. 001-39101).

10.38

Amendment No. 4 to Credit Agreement, dated January 5, 2023, by and among Baudax Bio Inc., Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lenders party thereto.

Filed herewith.

16.1	Notification of Change in Certifying Accountant.	Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on June 27, 2022 (File No. 001-39101).

21.1	Subsidiaries of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 16, 2021(File No. 001-39101).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith.

23.2	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	Inline XBRL Instance Document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

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

Date: February 23, 2023

BAUDAX BIO, INC.

By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Annual Report on Form 10-K has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Gerri A. Henwood	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Gerri A. Henwood

/s/ Jillian Dilmore	Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023
Jillian Dilmore

/s/ Wayne B. Weisman	Director and Chairman of the Board	February 23, 2023
Wayne B. Weisman

/s/ William L. Ashton	Director	February 23, 2023
William L. Ashton

/s/ Arnold Baskies, M.D.	Director	February 23, 2023
Arnold Baskies, M.D.

/s/ Winston J. Churchill	Director	February 23, 2023
Winston J. Churchill

/s/ Andrew Drechsler	Director	February 23, 2023
Andrew Drechsler

BAUDAX BIO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Baudax Bio, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Baudax Bio, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2021 (the “2021 financial statements”), before the effects of both the reverse stock split discussed in Note 1 to the financial statements, and the retrospective adjustments upon adoption of ASU No. 2020-06 discussed in Note 3(l) to the financial statements (collectively, the “retrospective adjustments”), were audited by other auditors whose report, dated March 16, 2022, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2021 financial statements to retrospectively give effect to the retrospective adjustments discussed in Notes 1 and 3(l) to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2021 financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2021 financial statements taken as a whole.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $190.9 million as of December 31, 2022 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2022.

EISNERAMPER LLP

Philadelphia, Pennsylvania

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Baudax Bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting described in Notes 1 and 3(l), the consolidated balance sheet of Baudax Bio, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). The 2021 consolidated financial statements before the effects of the adjustments described in Notes 1 and 3(l) are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Notes 1 and 3(l), present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in accounting described in Notes 1 and 3(l) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2019 to 2022.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2022

BAUDAX BIO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5,259	$15,891
Accounts receivable, net	335	542
Inventory	—	5,002
Prepaid expenses and other current assets	753	2,059
Total current assets	6,347	23,494
Property, plant and equipment, net	704	5,015
Intangible assets, net	—	21,678
Goodwill	2,127	2,127
Other long-term assets	854	963
Total assets	$10,032	$53,277
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$3,927	$1,468
Accrued expenses and other current liabilities	2,729	5,540
Current portion of long-term debt, net	5,600	2,222
Current portion of contingent consideration	9,204	6,416
Total current liabilities	21,460	15,646
Long-term debt, net	1,519	6,309
Long-term portion of contingent consideration	10,697	17,446
Other long-term liabilities	598	650
Total liabilities	34,274	40,051
Commitments and contingencies (Note 12)
Shareholders’ (deficit) equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; issued and outstanding, 0 shares at December 31, 2022 and 8,289 shares at December 31, 2021	—	—
Common stock, $0.01 par value. Authorized, 190,000,000 shares; issued and outstanding, 1,623,913 shares at December 31, 2022 and 70,181 shares at December 31, 2021	16	1
Additional paid-in capital	166,646	145,314
Accumulated deficit	(190,904)	(132,089)
Total shareholders’ (deficit) equity	(24,242)	13,226
Total liabilities and shareholders’ (deficit) equity	$10,032	$53,277

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year ended December 31,
(amounts in thousands, except share and per share data)	2022	2021
Revenue, net	$1,269	$1,080

Operating expenses:
Cost of sales	7,009	2,445
Research and development	3,887	3,125
Selling, general and administrative	24,119	45,310
Amortization of intangible assets	1,997	2,576
Change in warrant valuation	(7)	(58)
Change in contingent consideration valuation	(2,761)	(33,312)
Loss on impairment of property and equipment	4,157	—
Loss on impairment of intangible asset	19,681	—
Total operating expenses	58,082	20,086
Operating loss	(56,813)	(19,006)
Other expense:
Other expense, net	(1,982)	(763)
Net loss	(58,795)	(19,769)

Per share information:
Net loss per share of common stock, basic and diluted	$(177.30)	$(361.16)
Weighted average common shares outstanding, basic and diluted	331,615	54,738

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ (Deficit) Equity

	Preferred Stock		Common Stock		Additional	Accumulated
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, December 31, 2020	—	$—	34,777	$1	$97,521	$(112,320)	$(14,798)
Societal CDMO allocation - stock-based compensation	—	—	—	—	1,201	—	1,201
Stock-based compensation expense	—	—	—	—	3,588	—	3,588
Issuance of common and preferred stock and warrants for registered direct offerings, net	42,289	—	17,878	—	30,946	—	30,946
Conversion of preferred stock	(34,000)	—	9,714	—	—	—	—
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	375	—	(97)	—	(97)
Exercise of warrants	—	—	7,437	—	12,155	—	12,155
Net loss	—	—	—	—	—	(19,769)	(19,769)
Balance, December 31, 2021	8,289	—	70,181	1	145,314	(132,089)	13,226
Stock-based compensation expense	—	—	—	—	1,386	—	1,386
Issuance of common stock and warrants for public offerings, net	—	—	1,425,986	14	17,788	—	17,802
Issuance of common and preferred stock and warrants for registered direct offerings, net	—	—	41,152	—	1,707	—	1,707
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	351	—	(2)	—	(2)
Conversion of preferred stock	(8,289)	—	2,368	—		—	—
Exercise of warrants	—	—	83,875	1	433	—	434
Stock dividend	20,004	—	—	—	—	(20)	(20)
Redemption of preferred stock	(20,004)	—	—	—	20	—	20
Net loss	—	—	—	—	—	(58,795)	(58,795)
Balance, December 31, 2022	—	$—	1,623,913	$16	$166,646	$(190,904)	$(24,242)

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year ended December 31,
(amounts in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(58,795)	$(19,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,401	4,789
Non-cash-interest expense	1,017	897
Gain on extinguishment of debt	—	(1,553)
Depreciation expense	165	240
Amortization	1,997	2,576
Non-cash loss on retirement of fixed assets	8	—
Change in warrant valuation	(7)	(58)
Change in contingent consideration valuation	(2,761)	(33,312)
Loss on impairment of property and equipment	4,157	—
Loss on impairment of intangible asset	19,681	—
Write off of inventory	5,282	—
Changes in operating assets and liabilities:
Inventory	(280)	(2,024)
Prepaid expenses and other assets	1,435	921
Accounts receivable	207	(491)
Accounts payable, accrued expenses and other liabilities	(1,300)	(1,486)
Net cash used in operating activities	(27,793)	(49,270)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(203)
Purchase of short-term investments	—	(19,641)
Proceeds from maturity of short-term investments	—	19,650
Net cash used in investing activities	(20)	(194)
Cash flows from financing activities:
Proceeds from public offering, net of transaction costs	18,637	—
Payments on long-term debt	(2,244)	—
Payment of deferred financing costs	(205)	—
Proceeds from registered direct offerings, net of transaction costs	1,762	30,824
Proceeds from warrant exercises	434	12,155
Payments of contingent consideration	(1,200)	(7,869)
Payments of withholdings on shares withheld for income taxes	(3)	(97)
Net cash provided by financing activities	17,181	35,013
Net (decrease) increase in cash and cash equivalents	(10,632)	(14,451)
Cash and cash equivalents, beginning of year	15,891	30,342
Cash and cash equivalents, end of year	$5,259	$15,891
Supplemental disclosure of cash flow information:
Offering costs included in accounts payable and accrued expenses	$915	$108
Right-of-use assets acquired	$—	$575
Retirement of fully depreciated property, plant and equipment	$225	$16

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(1) Background

Business

Baudax Bio, Inc. (“Baudax Bio” or the “Company”) is a pharmaceutical company primarily focused on innovative products for hospital and related acute care settings. Baudax Bio believes it can bring valuable therapeutic options to patients, prescribers and payers to the hospital and acute care markets.

The Company launched ANJESO, which is indicated for the management of moderate to severe pain in 2020. Due to the hospital and acute care pain market conditions, in the fourth quarter of 2022, the Company notified the U.S. Food and Drug Administration ("FDA") of its request to discontinue commercialization of ANJESO and the FDA acknowledged this request by publishing the discontinuation in the FDA's Orange Book in late December 2022.

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

Reverse Stock Split

On February 16, 2022, the Company effected a reverse split of shares of the Company’s common stock on a 1-for-35 basis (the “Reverse Stock Split”). On December 1, 2022, the Company effected a second reverse split of shares of the Company’s common stock on a 1-for-40 basis (the “December Reverse Stock Split”). All issued and outstanding shares of common stock, warrants, common stock options, and unvested restricted stock units and the related per share amounts contained in the financial statements have been retroactively adjusted to reflect these reverse stock splits for all periods presented. The par value and authorized shares of common stock were not adjusted as a result of the reverse stock splits. Additionally, the authorized, issued and outstanding shares of preferred stock and their related per share amount, other than the conversion price per share, was not adjusted as a result of the reverse stock splits.

(2) Development Activity Risks, Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows since inception and has an accumulated deficit of $190,904 as of December 31, 2022.

The Company has raised funds from debt and equity transactions and will be required to raise additional funds to continue to operate as a standalone entity. In order to fund development activities, clinical and pre-clinical testing, and, if approved, commercialization of the Company’s product candidates, the Company will require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, future commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations and ability to continue as a going concern. Additional debt or equity financing, if available, may be dilutive to holders of the Company’s common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. Based on the Company’s available cash as of December 31, 2022, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. The Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional inflows of funds or capital financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(c) Investments

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

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. The Company performed its annual test as of November 30, 2022 and there was no impairment to goodwill based on the analysis.

The Company’s intangible asset is classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which is based on the remaining patent life, and was amortized on a straight-line basis. The Company is required to review the carrying value of assets resulting from R&D activities for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of intangible assets is measured by comparing the carrying value of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount the carrying value of the assets exceeds the fair value of the assets. The Company performed an impairment test as of September 30, 2022 after identifying indicators of impairment, including a decline in share price, the termination of the dedicated commercial team, and sustained impacts of COVID-19 on the market and based on the analysis recorded an impairment loss of $17,746. The Company performed another impairment test as of December 31, 2022 after further identifying other indicators of impairment, such as the discontinuation of commercialization, and based on the quantitative analysis an impairment loss of $1,935 was recorded as of December 31, 2022 eliminating the remaining carrying value of the intangible asset.

(f) Revenue Recognition

The Company sold ANJESO in the U.S. through a single third-party logistics provider (“3PL”), which takes title to and control of the goods, and is considered the customer. The Company recognized revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that is recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates, and other allowances that are offered within contracts between the Company and end-user customers, wholesalers, group purchasing organizations and other indirect customers. The Company’s payment terms are generally between thirty to ninety days.

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

(g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company manages its cash and cash equivalents based on established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company’s accounts receivable balance as of December 31, 2022 and 2021 is compromised solely from transactions with the Company’s 3PL.

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

(k) Net Loss Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 13(b)). Except with respect to voting and conversion, the rights of the holders of the Company’s common stock and the Company’s Series A Preferred Stock are identical. Each class of shares has the same rights to dividends. Although the Preferred Stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss per share calculation as of December 31, 2022.

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

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2022	2021
Basic and Diluted Loss Per Share
Net loss	$(58,795)	$(19,769)
Weighted average common shares outstanding, basic and diluted	331,615	54,738
Net loss per share of common stock, basic and diluted	$(177.30)	$(361.16)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2022 and 2021 as they would be anti-dilutive:

	December 31,
	2022	2021
Options and restricted stock units outstanding	12,550	3,996
Warrants	2,849,559	37,176

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

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” or ASU 2021-10. ASU 2021-10 requires entities to provide disclosures on government assistance transactions for annual reporting periods. The disclosures include information around the nature of the transaction, the related accounting policies used to account for the transaction, the effect of the transaction on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

adopted this guidance as of January 1, 2022, using the prospective method of adoption. This adoption did not have a material impact to the Company or its disclosures

Accounting Pronouncements Not Yet Adopted

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

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2022:
Assets:
Cash equivalents
Money market mutual funds (See Note 5)	$2,241	$—	$—
Total cash equivalents	$2,241	$—	$—
Liabilities:
Contingent consideration (See Note 12)	$—	$—	$19,901
	$—	$—	$19,901
At December 31, 2021:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$10,110	$—	$—
Total cash equivalents	$10,110	$—	$—
Liabilities:
Warrants (See Note 13(c))	$—	$—	$7
Contingent consideration (See Note 12)	$—	$—	$23,862
	$—	$—	$23,869

The reconciliation of the warrant liability and contingent consideration measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2020	$65	$65,043
Payment of contingent consideration	—	(7,869)
Remeasurement	(58)	(33,312)
Balance at December 31, 2021	$7	$23,862
Payment of contingent consideration	—	(1,200)
Remeasurement	(7)	(2,761)
Balance at December 31, 2022	$—	$19,901

See Note 13(c) for the significant assumptions and inputs used to determine the fair value of liability classified warrants.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Based on the amended terms of the Alkermes agreement (see Note 12(b)), the remaining contingent consideration payments include the second components, which became payable upon regulatory approval, and includes remaining payments of $45,000 payable in seven equal annual payments of approximately $6,400. The first of these payments was made in February 2021, the first anniversary of such approval, and a partial payment of $1,200 was made in installments during 2022. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales, which does not have a fair value assigned as of December 31, 2022 due to the discontinuation of commercialization of ANJESO. The fair value of the remaining second consideration component is estimated by applying a risk-adjusted discount rate to the scheduled remaining payments. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage. As of December 31, 2022 and 2021, the calculations used a discount rate of 50% and 35%, respectively.

The fair value of the contingent consideration liability is measured using inputs and assumptions as of the date of the financial statements. The current portion of the contingent consideration represents the estimated probability-adjusted fair value that is expected to become payable within one year as of December 31, 2022. Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued, are adjusted in the period during which such events and circumstances occur.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of December 31, 2022, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include those recorded in accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at December 31, 2022 due to the fact that the debt arrangements reflect market terms from recent transactions.

(5) Cash Equivalents

The following is a summary of cash equivalents:

	December 31, 2022
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$2,241	$—	$—	$2,241
Total cash equivalents	$2,241	$—	$—	$2,241

	December 31, 2021
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$10,110	$—	$—	$10,110
Total cash equivalents	$10,110	$—	$—	$10,110

As of December 31, 2022 and 2021, the Company’s cash equivalents had maturities of one month.

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

Inventory consists of the following:

	December 31, 2022	December 31, 2021
Raw materials	$26	$53
Sub-assemblies	4,028	4,656
Finished goods	1,580	645
	5,634	5,354
Reserve for inventory impairment and obsolescence	(5,634)	(352)
Inventory	$—	$5,002

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2022	December 31, 2021
Building and improvements	$166	$196
Furniture, office and computer equipment	748	952
Manufacturing and laboratory equipment	717	717
Equipment not placed in service	485	4,622
	2,116	6,487
Less: accumulated depreciation	1,412	1,472
Property, plant and equipment, net	$704	$5,015

Depreciation expense for the years ended December 31, 2022 and 2021 was $165 and $240, respectively.

The Company recorded an impairment loss on property and equipment of $4,157 during the year ended December 31, 2022, which represents the non-cash impairment charge recorded for assets that were previously capitalized in connection with the construction of a second manufacturing suite at the Alkermes manufacturing facility. The suite is no longer planned to be used for production. There were no such impairment charges reported during the year ended December 31, 2021.

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

As of December 31, 2022, undiscounted future lease payments for non-cancellable operating leases are as follows:

December 31, 2022
2023	$330
2024	278
2025	278
2026	287
2027	295
Total lease payments	1,468
Less imputed interest	(652)
Total operating lease liability	$816

For the year ended December 31, 2022, the weighted average remaining lease term was 5 years and the weighted average discount rate was 23%.

The components of the Company’s lease cost were as follows:

	December 31, 2022	December 31, 2021
Operating lease cost	$285	$330
Short-term lease cost	139	192
Total lease cost	$424	$522

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $326 and $348 for the years ended December 31, 2022 and 2021, respectively.

(9) Intangible Assets

The following represents the balances of the intangible assets:

	December 31, 2022	December 31, 2021
Asset resulting from R&D activities	$26,400	$26,400
Accumulated amortization	(6,719)	(4,722)
Impairment loss	(19,681)	—
Intangible assets, net	$—	$21,678

Amortization expense for the years ended December 31, 2022 and 2021 was $1,997 and $2,576, respectively.

During the year ended December 31, 2022, the Company recorded an impairment loss of $19,681 to eliminate the carrying value of the intangible asset as a result of its impairment tests after identifying indicators of impairment, including a decline in share price, the termination of the dedicated commercial team, sustained impacts of COVID-19 on the market and the discontinuation of commercialization of ANJESO, of which $17,746 was recorded as of September 30, 2022 and $1,935 was recorded as of December 31, 2022.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Payroll and related costs	$747	$3,516
Professional and consulting fees	961	1,071
Other research and development costs	593	157
Interest payable	94	116
Other	334	680
Accrued expenses and other current liabilities	$2,729	$5,540

In March 2022, the Company implemented a reduction in force impacting approximately 66 employees and resulted in a charge of $4,148, primarily related to severance, of which $597 remains accrued and unpaid as of December 31, 2022. Further, in September 2022, the Company eliminated the remaining dedicated commercial team of approximately 7 employees, which resulted in a third quarter charge of $241 and was fully paid as of December 31, 2022.

(11) Debt

The following table summarizes the components of the carrying value of debt:

	December 31,	December 31,
	2022	2021
Credit Agreement	$10,000	$10,000
Payment of principal	(2,244)	—
Unamortized deferred issuance costs	(828)	(1,583)
Exit fee accretion	191	114
Total debt	$7,119	$8,531

Current portion	$5,600	$2,222
Long-term portion, net	1,519	6,309

(a)
Credit Agreement

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of December 31, 2022, no funds have been drawn from the additional tranches.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Tranche Two Loans in an amount not to exceed $5,000 may be drawn upon on or before August 29, 2021 provided that the Company generates at least $5,000 in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Two Loans are funded. The Tranche Two Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Three Loans, Tranche Four Loans, or Tranche Five Loans, as applicable, provided that the Tranche Two Loans may not be drawn more than once. The Tranche Three Loans in an amount not to exceed $5,000 may be drawn upon on or before November 29, 2021 provided that the Company generates at least $10,000 in net revenue in the three consecutive calendar months immediately preceding such date such Tranche Three Loans are funded. The Tranche Three Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Four Loans or Tranche Five Loans, as applicable, provided that the Tranche Three Loans may not be drawn more than once. The Tranche Four Loans in an amount not to exceed $10,000 may be drawn upon, subject to the consent of the Lenders, on or before August 29, 2022 provided that the Company generates at least $20,000 in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Four Loans are funded. The Tranche Four Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Five Loans provided that the Tranche Four Loans may not be drawn more than once. The Tranche Five Loans in an amount not to exceed $20,000 may be drawn upon, subject to the consent of the Lenders, on or before March 1, 2023 provided that the Company generates at least $100,000 in net revenue in the twelve consecutive calendar months immediately preceding the date such Tranche Five Loans are funded. The Company does not expect to draw additional loan tranches from the Credit Agreement as of December 31, 2022.

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

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of December 31, 2022, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times (the “Minimum Liquidity Covenant”) and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of December 31, 2022, the Company was in compliance with the Minimum Liquidity Covenant as the minimum EBITDA criteria is not applicable until additional tranches are drawn. As of December 31, 2022, borrowings under the Credit Agreement are classified based on their scheduled maturities.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 376 shares of the Company’s common stock, at an exercise price equal to $6,426.00 per share. See Note 13(c) for additional information. The warrant is exercisable through May 29, 2027.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which are being amortized using the effective interest method over the term of Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of December 31, 2022, the effective interest rate was 31.77%, which takes into consideration the non-cash amortization of the debt issuance costs and accretion of the exit fee. The Company recorded debt issuance cost amortization related to the Credit Agreement of $960 and $844 for the years ended December 31, 2022 and 2021, respectively.

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

On October 24, 2022, the Company entered into Amendment No. 2 and Waiver to Credit Agreement, or the Amendment, with MAM Eagle Lender. Pursuant to the terms of the Amendment, the Credit Agreement was amended such that the Company must repay the principal thereunder (i) on the first business day of each month until the Interest Payment Date on December 1, 2022, in equal monthly installments of principal based on an amortization schedule of 36 months, (ii) an additional payment of principal in the amount of $300 prior to December 31, 2022 and (iii) commencing on the Interest Payment Date on January 2, 2023 and on each Interest Payment Date thereafter until the obligations have been repaid in full, the principal amount of $500. In addition, the Amendment decreases the minimum cash covenant the Company is required to maintain under the Credit Agreement to (i) $3,000 for the period beginning on October 1, 2022, and ending on November 30, 2022, (ii) $4,500 for the period beginning on December 1, 2022, and ending on February 28, 2023, and (iii) $4,000 from and after March 1, 2023. Further, the Company has agreed that prior to December 31, 2022, it shall not, without the prior written consent of the Lenders, make or permit any payment under its agreements with Alkermes. In consideration for the Amendment, the Company agreed to pay the Agent an amendment fee of $5 and the Lender an amendment fee of $200.

On December 1, 2022, the Company entered into Amendment No. 3 to Credit Agreement with MAM Eagle Lender. Pursuant to the terms of the amendment, the amendment decreases the minimum cash covenant the Company is required to maintain under the credit agreement to (a) from October 1, 2022 to December 6, 2022 to not be less than $3,000 at any time, (b) from December 7, 2022 to February 28, 2023 to not be less than $4,500, and (c) from and after March 1, 2023 to not be less than $4,000.

In January 2023, the Company entered into Amendment No. 4 to Credit Agreement with MAM Eagle Lender. Pursuant to the terms of the amendment, the credit agreement was amended such that the Company must make (i) a payment of principal in the amount of $500 on January 3, 2023, (ii) a payment of principal in the amount of $300 on February 1, 2023 and March 1, 2023, and (iii) on the interest payment date on April 3, 2023 and on each interest payment date thereafter until the obligations are repaid in full, a payment in the principal amount of $500. In addition, the amendment decreases the minimum cash covenant the Company is required to maintain under the credit agreement, or the Minimum Liquidity Covenant, to (i) $3,000 for the period beginning on October 1, 2022, and ending on December 6, 2022, (ii) $4,500 for the period beginning on December 7, 2022, and ending on January 10, 2023, (iii) $2,225 for the period beginning on January 11, 2023, and ending on February 28, 2023, and (iv) $3,000 from and after March 1, 2023. Further, the Company agreed that prior to April 30, 2023, it will not, without the prior written consent of MAM Eagle Lender, make or permit any payment under its agreements with Alkermes.

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

(12) Commitments and Contingencies

(a) Licenses and Supply Agreements

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents (“NMBs”) and a proprietary reversal agent from Cornell University (“Cornell”). The NMBs and reversal agent are referred to herein as the

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

NMB Related Compounds. The NMB Related Compounds include one novel intermediate-acting NMB that has initiated Phase I clinical trials and two other agents, a novel short-acting NMB, and a rapid-acting reversal agent specific to these NMBs. The Company is obligated to make: (i) an annual license maintenance fee payment to Cornell in the remaining range of $70 to $125 until the first commercial sale of the NMB Related Compounds; and (ii) milestone payments to Cornell upon the achievement of certain milestones, up to a maximum, for each NMB Related Compound, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is obligated to pay Cornell royalties on net sales of the NMB Related Compound at a rate ranging from low to mid-single digits, depending on the applicable NMB Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company reimburses Cornell for its ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMB Related Compounds. Through December 31, 2022, no such milestones have been achieved.

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

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component was (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components became payable upon regulatory approval in February 2020 and include (i) a $5,000 payment, which was paid in three installments during 2020 and 2021, and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval, of which the first payment was made in the first quarter of 2021. The Company paid $1,200 of the second payment, which was due in the first quarter of 2022. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, which currently do not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales, which is paid quarterly. In January 2023, the Company entered into the Amendment with MAM Eagle lender and has agreed that prior to April 30, 2023, it shall not, without the prior written consent of the Lenders, make or permit any payment under its agreements with Alkermes.

As of December 31, 2022, the Company has paid $22,629 in milestone payments to Alkermes.

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

On March 24, 2022, the plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the court stay all deadlines. On May 10, 2022, plaintiff filed an unopposed motion for preliminary approval of the class action settlement. The Court entered an order preliminarily approving the settlement and providing for notice on May 12, 2022. A hearing for final approval of the settlement was held on October 26, 2022, and the settlement was approved in December 2022. The decision had no impact to the financial statements.

(d) Purchase Commitments

As of December 31, 2022, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $338 related to goods and services, predominately related to development activities.

(e) Certain Compensation and Employment Agreements

The Company entered into an employment agreement with one of its named executive officers in February 2020. As of December 31, 2022, this employment agreement provided for, among other things, annual base salary in an aggregate amount of not less than $927 from that date through June 2024.

(13) Capital Structure

(a) Common Stock

On November 21, 2019, the Company separated from Societal CDMO as a result of a special dividend distribution of all the outstanding shares of its common stock to Societal CDMO shareholders. On the distribution date, each Societal CDMO shareholder received one share of Baudax Bio’s common stock for every two and one-half shares of Societal CDMO common stock held of record at the close of business on November 15, 2019. Upon the Distribution, 6,712 shares of common stock were issued.

The Company is authorized to issue 190,000,000 shares of common stock, with a par value of $0.01 per share.

On February 8, 2021, the Company closed a registered direct offering of 7,857 shares of common stock (the “February Offering”) at an offering price of $2,240.00 per share for net proceeds to the Company of $16,187. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the February Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the February Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 471 shares of common stock (the “February Placement Agent Warrants”) at an exercise price of $2,800.00 per share.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

On May 31, 2021, the Company closed a registered direct offering of 10,021 shares of common stock (the “May Offering”) at an offering price of $1,190.00 per share and warrants to purchase 10,021 shares of common stock (the “May Warrants”) at an exercise price of $1,260.00 per share, for net proceeds to the Company of $10,861. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds raised in the May Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the May Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 601 shares of common stock (the “May Placement Agent Warrants”) at an exercise price of $1,487.50 per share. The May Warrants and May Placement Agent Warrants were exercisable on the six-month anniversary of the closing date of the May Offering.

On December 28, 2021, the Company closed a registered direct offering (the “December 2021 Offering”) of 42,289.3 shares of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at a stated value of $100.00 per share and warrants to purchase 9,062 shares of common stock of the Company (the “December 2021 Warrants”) for net proceeds of $3,658. The shares of Preferred Stock are convertible, on the date after the issuance thereof, into an aggregate of 12,083 shares of common stock at a conversion price of $350.00 per share, of which 34,000 shares of Preferred Stock were converted to common stock on December 29, 2021 and the remaining were converted in the first quarter of 2022. The Preferred Stock have no voting rights, other than the right to vote as a class on certain matters, and each share of Preferred Stock will have the right to cast 125,000 votes per share of Preferred Stock on an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to effect a reverse stock split of the Company’s outstanding shares of common stock by a ratio to be determined by the Board of Directors of the Company, voting together with the common stock as a single class; and in accordance with Nasdaq Stock Market LLC Listing Rules, the votes cast by holders of the Preferred Stock must be counted by the Company in the same proportion as the aggregate shares of Common Stock voted on the proposal. The holders of Preferred Stock are entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of common stock. The Company recognized a beneficial conversion charge of $2,422 during the year ended December 31, 2021, which represents the in-the-money value of the conversion rate as of the date of issuance. As compensation to the Placement Agent, the Company agreed to pay the Placement Agent a cash fee of 7.0% of the gross proceeds raised in the December 2021 Offering, plus a management fee equal to 1.0% of the gross proceeds raised in the December 2021 Offering and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 724 shares of common stock (the “December 2021 Placement Agent Warrants”). The December 2021 Warrants and the December 2021 Placement Agent Warrants have an exercise price of $448.00 per share and were exercisable upon the six-month anniversary of their issuance.

On March 1, 2022, the Company closed an underwritten public offering of 45,791 shares of its common stock, pre-funded warrants to purchase 41,929 shares of common stock at an exercise price of $0.40 per share and warrants to purchase 87,719 shares of common stock at an exercise price of $130.00 per share, as well as up to 13,158 additional shares of common stock and/or additional warrants to purchase up to 13,158 shares of common stock, which may be purchased pursuant to a 30-day option to purchase additional securities granted to H.C. Wainwright & Co., LLC (the “Underwriter”) by the Company. The public offering price for each share of common stock and accompanying warrant to purchase one share of common stock was $114.00, and the public offering price for each pre-funded warrant and accompanying warrant was $113.60. As compensation to the Underwriter, the Company agreed to pay to the Underwriter a cash fee of 7.0% of the gross proceeds, plus a cash management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Underwriter warrants to purchase 5,263 shares of common stock at an exercise price of $142.50 per share. On February 28, 2022, the Underwriter partially exercised its option to purchase an additional 2,847 warrants. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $8,791.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

On May 17, 2022, the Company entered into a securities purchase agreement with institutional investors named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “May 2022 Offering”), 41,152 shares of the Company’s common stock, par value $0.01 per share, and, in a concurrent private placement, warrants exercisable for up to an aggregate of 41,152 shares of Common Stock at a combined offering price of $48.60 per share and associated warrant. The warrants have an exercise price of $43.60 per share. Each warrant is exercisable for one share of common stock and was exercisable immediately upon issuance. The warrants will have a term of five years from the issuance date. As compensation to H.C. Wainwright & Co., LLC as placement agent in connection with the offering, the Company agreed to pay to the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering and certain expenses. The Company also issued to designees of the placement agent warrants to purchase up to 6.0% of the aggregate number of shares of common stock sold in the transactions, or warrants to purchase up to 2,469 shares of common stock. The placement agent warrants have substantially the same terms as the warrants, except that the placement agent warrants have an exercise price equal to 125% of the offering price per share (or $60.75 per share). The placement agent warrants will expire on May 17, 2027. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $1,720.

On September 1, 2022, the Company closed a best efforts public offering of: (i) 188,872 shares of its common stock, par value $0.01 per share and accompanying Series A-1 warrants (“Series A-1 warrants”) to purchase 188,872 shares of Common stock and Series A-2 warrants (“Series A-2 warrants”, and together with the Series A-1 warrants, “Series A warrants”) to purchase 188,872 shares of Common Stock, at a combined public offering price of $21.00 per share and Series A warrants and (ii) Series B pre-funded warrants (“Series B pre-funded warrants”) to purchase 106,607 shares of Common Stock and accompanying Series A-1 warrants to purchase 106,607 shares of Common Stock and Series A-2 warrants to purchase 106,607 shares of Common stock at a combined public offering price of $20.60 per Series B pre-funded warrant and Series A warrants, which is equal to the public offering price per share of Common Stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series B pre-funded warrant. The Series A warrants have an exercise price of $21.00 per share of Common Stock. The Series A-1 warrants are exercisable upon issuance and will expire five years from the date of issuance. The Series A-2 warrants are exercisable upon issuance and will expire thirteen months from the date of issuance. The exercise price of the Series A warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A warrants. Subject to certain ownership limitations, the Series B pre-funded warrants are immediately exercisable and were exercised at a nominal consideration of $0.40 per share of Common Stock upon the closing of the transaction. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the Offering, the Company paid a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 17,728 shares of common stock. The placement agent warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $26.25 per share and expire on August 29, 2027. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $5,065.

On December 6, 2022 the Company closed a best efforts public offering of: (i) 54,787 shares of its common stock, par value $0.01 per share and accompanying Series A-3 warrants to purchase 54,787 shares of common stock and Series A-4 warrants to purchase 54,787 shares of common stock, at a combined public offering price of $4.795 per share and accompanying series A warrants and (ii) series C pre-funded warrants to purchase 988,000 shares of common stock and accompanying series A-3 warrants to purchase 988,000 shares of common stock and series A-4 warrants to purchase 988,000 shares of common stock at a combined public offering price of $4.785 per series C pre-funded warrant and accompanying series A warrants, which was equal to the public offering price per share of common stock and accompanying series A warrants less the $0.01 per share exercise price of each such series C pre-funded warrant. The series A warrants have an exercise price of $4.50 per share of common stock. The series A-3 warrants are exercisable upon issuance and will expire on December 6, 2027. The series A-4 warrants are exercisable upon issuance and will expire on January 8, 2024. The exercise price of the series A warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A Warrants. The Series C prefunded warrants have been exercised in full as of December 31, 2022. As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the offering, the Company paid the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 62,567 shares of common stock. The Placement Agent Warrants have substantially the same terms as the series A warrants, except that the placement agent warrants have an exercise price equal to $5.99375 per share and expire on December 2, 2027. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $3,966.

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

In September 2022, 20,003.745 shares of Series B Preferred Stock were declared as a stock dividend and issued on October 3, 2022. On November 3, 2022, all of our outstanding shares of Series B Preferred Stock were redeemed for nominal consideration pursuant to the terms of the Series B Preferred Stock.

See Note 13(a) for additional information regarding the December 2021 Offering.

As of December 31, 2022, there were no shares of Preferred Stock issued and outstanding.

(c) Warrants

On May 29, 2020, in connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 376 shares of common stock, at an exercise price equal to $6,426.00 per share (see Note 11).

On October 19, 2020, the Company entered into Warrant Exchange Agreements (each, an “Exchange Agreement”) with certain holders (each, a “Holder”) of the Company’s outstanding March Series A Warrants and March Series B Warrants. Pursuant to the Exchange Agreements, the Holders, at their election, agreed to a cashless exchange of either all of their March Series A Warrants or March Series B Warrants, in each case for 0.2 shares of the Company’s common stock per warrant (rounded up to the nearest whole share) (the “Exchange”). The Company issued 848 shares of its common stock to the participating Holders as a result of the Exchange.

As a result of the Exchange, pursuant to certain price adjustment provisions in the warrants, the exercise price of each of the March Series A Warrants or March Series B Warrants (including warrants held by holders not participating in the Exchange) that were not exchanged were adjusted to $14.00, for each share of common stock underlying such warrant. Pursuant to the Exchange Agreements, any outstanding warrant held by a Holder participating in the Exchange (i) was amended to remove certain anti-dilution and variable pricing protections and (ii) in the case of March Series A Warrants not exchanged by a participating Holder, was amended to adjust the expiration date of such March Series A Warrants to April 26, 2021 (which is the expiration date of the March Series B Warrants). The March Series A and Series B warrants were liability classified prior to the Exchange because they contained anti-dilution provisions that did not meet the standard definition of anti-dilution provisions. The Company recorded a mark-to-market adjustment to record the March Series A and Series B warrant at their fair values immediately prior to the Exchange and then reclassified the remaining balance of $21,858 to equity as a result of the issuance of shares and the removal of the anti-dilution and variable pricing protections in the Exchange.

On January 21, 2021, the Company entered into an agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in an offering (the “January Offering”), warrants exercisable for an aggregate of 7,358 shares of common stock of the Company (the “January Warrants”) at an offering price of $175.00 per warrant in exchange for the exercise of the institutional investor’s existing December Series A warrants that were issued to them on December 21, 2020, at an exercise price of $1,652.00 per warrant. The January Warrants have an exercise price of $2,240.00 per share.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As compensation to the Placement Agent, in connection with the January Offering, the Company agreed to pay to the Placement Agent a cash fee of 6.0% of the aggregate gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants), plus a management fee equal to 1.0% of the gross proceeds raised in the January Offering (including the proceeds relating to the exercise of the December Series A Warrants) and reimbursement of certain expenses and legal fees. The Company also issued to designees of the Placement Agent warrants to purchase 441 shares of common stock (the “January Placement Agent Warrants”) at an exercise price of $2,800.00 per share.

On August 24, 2022, the Company entered into warrant amendment agreements (the “Warrant Amendment Agreements”) with certain holders of the Company’s (i) Series A Warrants to purchase 7,234 shares of common stock with an exercise price of $1,680.00 per share, (ii) Warrants to purchase 7,358 shares of common stock with an exercise price of $2,240.00 per share, (iii) Warrants to purchase 10,021 shares of common stock with an exercise price of $1,260.00 per share, (iv) Warrants to purchase 9,062 shares of common stock with an exercise price of $448.00 per share, and (v) Warrants to purchase 88,615 shares of common stock with an exercise price of $130.00 per share (the “Existing Warrants”). Under the Warrant Amendment Agreements, the Company agreed to amend the Existing Warrants by lowering the exercise price of the Existing Warrants to $23.92 per share. The warrant modification resulted in an increase in the fair value of warrants of $1,151. Subsequent to the warrant amendment, the Company issued 2,875 shares of common stock upon exercise of a portion of the amended warrants for net proceeds of $69.

On December 2, 2022, the Company entered into a warrant amendment agreement (the “December Warrant Amendment Agreement”) with a certain holder of the Company’s (i) warrants to purchase 7,234 shares of common stock with an exercise price of $23.92 per share, (ii) warrants to purchase 7,358 shares of common stock with an exercise price of $23.92 per share, (iii) warrants to purchase 6,013 shares of common stock with an exercise price of $23.92 per share, (iv) Warrants to purchase 5,143 shares of common stock with an exercise price of $23.92 per share, (v) warrants to purchase 48,246 shares of common stock with an exercise price of $23.92 per share, (vi) Series A-1 warrants to purchase 14,404 shares of common stock with an exercise price of $43.60 per share, (vii) Series A-2 warrants to purchase 142,858 shares of common stock with an exercise price of $21.00 per share and (viii) warrants to purchase 142,858 shares of common stock with an exercise price of $21.00 per share (collectively, the “December Existing Warrants”). Under the December Warrant Amendment Agreement, the Company (i) agreed to amend the December Existing Warrants by lowering the exercise price of the December Existing Warrants to $4.50 per share and (ii) amend the expiration date of the December Existing Warrants to December 6, 2027, in each case effective on December 6, 2022. The warrant modification resulted in an increase in the fair value of warrants of $746.

During the year ended December 31, 2021, the Company issued 80 shares of common stock upon exercise of the March Series B Warrants for net proceeds of $1 and 7,357 shares of common stock upon exercise of the December Series A Warrants for proceeds of $12,155.

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of December 31, 2022, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	15	$14.00	March 26, 2025
MAM Eagle Lender Warrant	376	$6,426.00	May 29, 2027
November Series A Warrants	7,234	$4.50	December 6, 2027
November Placement Warrants	433	$2,073.75	November 24, 2025
December Placement Warrants	441	$2,038.75	December 18, 2025
January Warrants	7,358	$4.50	December 6, 2027
January Placement Warrants	441	$2,800.00	January 21, 2026
February Placement Warrants	471	$2,800.00	February 8, 2026
May Warrants	4,008	$23.924	June 1, 2027
May Warrants, repriced	6,013	$4.50	December 6, 2027
May Placement Warrants	601	$1,487.50	May 31, 2026
December 2021 Warrants	3,918	$23.924	June 27, 2027
December 2021 Warrants, repriced	5,143	$4.50	December 6, 2027
December 2021 Placement Agent Warrants	724	$448.00	December 27, 2026
March 2022 Warrants	1,952	$130.00	March 1, 2027
March 2022 Warrants, repriced	37,492	$23.924	March 1, 2027
March 2022A Warrants, repriced	48,246	$4.50	December 6, 2027
March 2022 Underwriter Warrants	5,263	$142.50	February 24, 2027
May 2022 Warrants	26,748	$43.60	May 19, 2027
May 2022 Warrants, repriced	14,404	$4.50	December 6, 2027
May 2022 Placement Agent Warrants	2,469	$60.752	May 17, 2027
August 2022 Series A-1 Warrants	152,612	$21.00	September 1, 2027
August 2022 Series A-1 Warrants, repriced	142,858	$4.50	December 6, 2027
August 2022 Series A-2 Warrants	152,612	$21.00	October 2, 2023
August 2022 Series A-2 Warrants, repriced	142,858	$4.50	December 6, 2027
August 2022 Placement Agent Warrants	17,728	$26.25	August 29, 2027
December 2022 Series A-3 Warrants	1,042,787	$4.50	December 6, 2027
December 2022 Series A-4 Warrants	961,787	$4.50	January 8, 2024
December 2022 Placement Agent Warrants	62,567	$5.99375	December 2, 2027

With the exception of the March Series A Warrants to purchase 15 shares of common stock related to the public offering and held by non-participating investors in the Exchange that are liability classified as they contain antidilution provisions that do not meet the standard definition of antidilution provisions, the remaining warrants outstanding are equity classified.

The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the liability classified warrants.

December 31, 2022
Series A Warrants
Fair value	$—
Expected dividend yield	—%
Expected volatility	76.92%
Risk-free interest rates	4.41%
Remaining contractual term	2.24 years

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(14) Stock-Based Compensation

The Company has adopted the 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for a total of 85,714 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. In December 2022, the number of shares available for issuance under the 2019 Plan was increased by 25,004. The total number of shares authorized for issuance under the 2019 plan as of December 31, 2022 is 31,581. As of December 31, 2022, 27,997 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. There were no options granted during the year ended December 31, 2022. The weighted average grant-date fair value of options awarded to employees during the year ended December 31, 2021 was $735.69. Under the 2019 Plan, the fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,
2021
Expected option life	5.6 years
Expected volatility	74.47%
Risk-free interest rate	1.0%
Expected dividend yield	—

The following table summarizes stock option activity during the years ended December 31, 2022 and 2021:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2020	1,577	$4,353.98	9.1 years
Granted	1,855	1,815.58
Exercised	—	—
Expired/forfeited/cancelled	(388)	2,497.63
Balance, December 31, 2021	3,044	3,043.71	8.6 years
Granted	—	—
Exercised	—	—
Expired/forfeited/cancelled	(1,105)	2,197.62
Balance, December 31, 2022	1,939	$3,525.88	6.5 years
Vested	1,466	$3,537.21	6.0 years
Vested and expected to vest	1,939	$3,525.88	6.5 years

Included in the table above are 47 stock options outstanding as of December 31, 2022 that were granted outside of the 2019 Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the year ended December 31, 2022 and 2021:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2020	647	$5,418.52
Granted	886	1,439.81
Vested and settled	(501)	4,254.54
Expired/forfeited/cancelled	(80)	2,747.06
Balance, December 31, 2021	952	2,552.69
Granted	12,519	30.43
Vested and settled	(887)	1,314.11
Expired/forfeited/cancelled	(1,973)	205.75
Balance, December 31, 2022	10,611	$116.81
Expected to vest	10,233

In June 2022, the Company granted 12,519 time-based RSUs, which may be settled in cash, stock, or a combination of cash and stock, solely at the election of the Company. These awards are classified as Other long-term liabilities on the Consolidated Balance Sheet due to insufficient shares available for grant in the 2019 Plan.

Included in the table above are 4 time-based RSUs outstanding as of December 31, 2022 that were granted outside of the 2019 Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense for the years ended December 31, 2022 and 2021 was $1,401 and $4,789, respectively. For the prior year, this represents stock-based compensation from the Baudax Bio awards as well as stock-based compensation from the Societal CDMO Equity Plan for the acceleration of vesting for Baudax Bio employees in their Societal CDMO awards.

As of December 31, 2022, there was $1,052 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 1.1 years. As of December 31, 2022, there was $450 of unrecognized compensation expense related to unvested performance-based RSUs.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of December 31, 2022, there was no aggregate intrinsic value of the vested and unvested options.

(15) Income Taxes

The components of loss before income tax are as follows:

	December 31,
	2022	2021
Domestic	$(53,887)	$(18,347)
Foreign	(4,908)	(1,422)
Loss before income taxes	$(58,795)	$(19,769)

BAUDAX BIO, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The components of income tax provision (benefit) are as follows:

	December 31,
	2022	2021
Current:
Federal	$—	$—
State and local	—	—
Foreign	—	—
	—	—
Deferred:
Federal	(12,037)	(4,116)
State and local	(5,557)	636
Foreign	—	228
	(17,594)	(3,252)
Change in valuation allowance	17,594	3,252
	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign tax rate differential	—	—
State taxes, net of federal benefit	9.4%	(3.2)%
Nondeductible expenses	(0.4)%	(0.2)%
Change in valuation allowance	(29.9)%	(16.5)%
Other	(0.1)%	(1.1)%
Effective income tax rate	(0.0)%	(0.0)%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$35,677	$26,679
Intangibles	2,691	2,559
Contingent consideration	998	1,709
Stock-based compensation	1,747	1,587
Inventory reserve	1,595	—
Right-of-use asset	241	63
Asset impairment	6,747	—
Fixed assets	122	44
Capitalized research	996	—
Other temporary differences	293	890
Gross deferred tax asset	51,107	33,531
Valuation allowance	(50,681)	(33,087)
Net deferred tax asset	426	444

Deferred tax liabilities:
Prepaid expenses	(195)	(389)
Operating lease liability	(231)	(55)
Deferred tax liabilities	(426)	(444)
Net deferred taxes	$—	$—

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

In 2022 and 2021, the Company evaluated the need for a valuation allowance against its U.S. and state deferred tax assets based on the available positive and negative evidence available. An important aspect of objective negative evidence evaluated was the Company’s historical operating results over its life to date. The Company is in a three-year cumulative loss position through December 31, 2022. Thus, it is more likely than not that the Company’s U.S. and state deferred tax assets will not be realized, and a full valuation allowance has been recognized against the Company’s U.S. and state deferred tax assets.

The following table summarizes carryforwards of Federal net operating losses and tax credits as of December 31, 2022:

	Amount	Expiration
Federal net operating losses	$123,675	No expiration
State net operating losses	$122,286	2025 – 2042
Foreign net operating losses	$673	No expiration

Under the Tax Reform Act of 1986, as amended (the “Act”), the utilization of a corporation’s net operating loss and research and development tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the carryforward period. The Company has done an analysis to determine whether or not ownership changes, as defined by the Act, have occurred since inception in 2019. The Company determined that it has experienced ownership changes, as defined by the Act, during the current and previous tax years as a result of financings; accordingly, the Company’s ability to utilize the aforementioned carryforwards will be limited. Subsequent ownership changes may affect the limitation in future years. In addition, state net operating loss carryforwards may be further limited, including in Pennsylvania, which has a limitation of 40% of taxable income after modifications and apportionment on state net operating losses utilized in any one year during tax years beginning 2019 going forward. The Company has not conducted an IRS Section 382 study for the year ended December 31, 2022.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.
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

In connection with the Separation, Societal CDMO and Baudax entered into an Employee Matters Agreement. The Employee Matters Agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the Distribution including, without limitation, the treatment of outstanding Societal CDMO equity awards.

In connection with the Separation, Societal CDMO and Baudax entered into a Tax Matters Agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ending on or before the Distribution date, as well as tax periods beginning after the Distribution date.

(17) Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the year ended December 31, 2022 and 2021 were $405 and $773, respectively.