Form 10-Q
period 2023-03-31
Baudax Bio, Inc.
filed 2023-05-11
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2023

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

As of May 9, 2023, there were 6,063,964 shares of common stock, par value $0.01 per share, outstanding.

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
•
our ability and that of our third-party manufacturers to successfully scale-up our clinical and commercial manufacturing process for our product candidates;
•
the results, timing and outcome of our clinical trials of our product candidates, and any future clinical trials and preclinical studies;
•
our ability to source materials needed for our product candidates, optimize formulations for stability and other characteristics;
•
our relationships with licensors, collaborators, other third parties and our employees;
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
•
the performance of third-parties upon which we depend, including third-parties involved with clinical trial execution, and third-party suppliers, manufacturers, supply chain and logistics providers;
•
our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•
our ability to develop relationships with potential development partners;
•
our ability to defend any material litigation filed against us and avoid liabilities resulting from any material litigation;
•
our ability to recruit or retain key scientific, technical, and management personnel or to retain our executive officers;
•
our ability to raise future financing for continued development of our business and our product candidates and to meet any required debt payments, and any milestone payments we may owe;
•
the volatility of capital markets and other macroeconomic factors, including inflationary pressures, banking instability issues, geopolitical tensions or the outbreak of hostilities or war;
•
our ability to operate under leverage and comply with associated lending covenants; to pay existing required interest and principal amortization payments when due; and/or to obtain acceptable refinancing alternatives; and

•
our expectations regarding continuing effects of the COVID-19 pandemic, including manufacturing and supply chain interruptions, adverse effects on healthcare systems and disruption of the global economy, and the overall impact of the COVID-19 pandemic on our business, financial condition and results of operations.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023, or the 2022 Annual Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report and you should not place undue reliance on any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$3,803	$5,259
Prepaid expenses and other current assets	305	303
Current assets of discontinued operation	—	785
Total current assets	4,108	6,347
Property and equipment, net	1	9
Goodwill	2,127	2,127
Other long-term assets	829	854
Non-current assets of discontinued operation	—	695
Total assets	$7,065	$10,032
Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$3,837	$3,198
Accrued expenses and other current liabilities	2,534	2,364
Current portion of long-term debt, net	6,000	5,600
Current liabilities of discontinued operation	—	10,298
Total current liabilities	12,371	21,460
Long-term debt, net	1,433	1,519
Other long-term liabilities	574	598
Non-current liabilities of discontinued operation	—	10,697
Total liabilities	14,378	34,274
Commitments and contingencies (Note 11)
Shareholders’ (deficit) equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; issued and outstanding, 0 shares at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value. Authorized, 190,000,000 shares; issued and outstanding, 2,585,702 shares at March 31, 2023 and 1,623,913 shares at December 31, 2022	26	16
Additional paid-in capital	172,161	166,646
Accumulated deficit	(179,500)	(190,904)
Total shareholders’ deficit	(7,313)	(24,242)
Total liabilities and shareholders’ deficit	$7,065	$10,032

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2023	2022
Operating expenses:
Research and development	$2,917	$694
Selling, general and administrative	1,771	6,934
Change in warrant valuation	—	(5)
Total operating expenses	4,688	7,623
Operating loss from continuing operations	(4,688)	(7,623)
Other expense:
Other expense, net	(2,698)	(571)
Net loss from continuing operations	$(7,386)	$(8,194)
Income (loss) on discontinued operation	18,790	(4,615)
Net income (loss)	$11,404	$(12,809)

Per share information:
Net loss per share from continuing operations, basic and diluted	$(3.19)	$(81.16)
Net income (loss) per share from discontinued operation, basic and diluted	$8.10	$(45.71)
Net income (loss) per share, basic and diluted	$4.91	$(126.87)
Weighted average common shares outstanding, basic and diluted	2,318,539	100,961

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ (Deficit) Equity

(Unaudited)

For the Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2022	—	$—	1,623,913	$16	$166,646	$(190,904)	$(24,242)
Stock-based compensation expense	—	—	—	—	194	—	194
Issuance of common stock and warrants for public offering, net	—	—	—	—	(55)	—	(55)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	2	—	—	—	—
Exercise of warrants	—	—	961,787	10	4,318	—	4,328
Issuance of warrants for MAM debt amendment	—	—	—	—	1,058	—	1,058
Net income	—	—	—	—	—	11,404	11,404
Balance, March 31, 2023	—	$—	2,585,702	$26	$172,161	$(179,500)	$(7,313)

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ (Deficit) Equity

(Unaudited)

For the Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2021	8,289	$—	70,181	$1	$145,314	$(132,089)	$13,226
Stock-based compensation expense	—	—	—	—	521	—	521
Issuance of common stock and warrants for registered direct offerings, net	—	—	—	—	(13)	—	(13)
Issuance of common stock and warrants for public offering, net	—	—	87,719	1	8,817	—	8,818
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	56	—	—	—	—
Conversion of preferred stock	(8,289)	—	2,368	—	—	—	—
Net loss	—	—	—	—	—	(12,809)	(12,809)
Balance, March 31, 2022	—	$—	160,324	$2	$154,639	$(144,898)	$9,743

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$11,404	$(12,809)
(Income) loss on discontinued operation	(18,790)	4,615
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Stock-based compensation	191	491
Non-cash interest expense	276	226
Depreciation expense	3	14
Non-cash loss on retirement of fixed assets	5	—
Loss on extinguishment of debt	2,196	—
Change in warrant valuation	—	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	28	(325)
Accounts payable, accrued expenses and other liabilities	749	2,021
Net cash used in operating activities, continuing operations	(3,938)	(5,772)
Cash flows from financing activities:
Payment of deferred financing costs	(5)	—
Proceeds from public offering, net of transaction costs	(15)	9,074
Proceeds from registered direct offerings, net of transaction costs	—	(13)
Payments on long-term debt	(1,100)	—
Proceeds from warrant exercises	4,328	—
Payments of withholdings on shares withheld for income taxes	—	(2)
Net cash provided by financing activities, continuing operations	3,208	9,059
Net (decrease) increase in cash and cash equivalents from continuing operations	(730)	3,287
Discontinued operation:
Cash flows used in operating activities	(726)	(7,131)
Cash flows used in investing activities	—	(20)
Cash flows used in financing activities	—	(500)
Net decrease in cash and cash equivalents from discontinued operations	(726)	(7,651)
Cash and cash equivalents, beginning of period	5,259	15,891
Cash and cash equivalents, end of period	$3,803	$11,527
Supplemental disclosure of cash flow information:
Offering costs included in accounts payable and accrued expenses	$850	$281

See accompanying notes to consolidated financial statements.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1) Background

Business

Baudax Bio, Inc. (“Baudax Bio” or the “Company”) is a pharmaceutical company primarily focused on innovative products for acute care and related settings. Baudax Bio believes it can bring valuable therapeutic options to patients, prescribers and payers to acute care and related markets.

The Company holds exclusive global rights to two new molecular entities, which are centrally acting Neuromuscular Blocking Agents (NMBs), BX1000, an intermediate duration of action NMB that recently completed a Phase II clinical trial, and BX2000, an ultra-short acting NMB currently undergoing a Phase I clinical trial. A proprietary blockade reversal agent, BX3000, is currently being evaluated in preclinical studies intended to support an IND filing in 2023. BX3000 is an agent that is expected to rapidly reverse BX1000 and BX2000 blockade. All three agents are licensed from Cornell University. The Company believes these agents, when an NMB and BX3000 are administered in succession, allow for a rapid onset of centrally acting neuromuscular blockade, followed by a rapid reversal of the neuromuscular blockade with BX3000. These novel agents have the potential to meaningfully reduce time to onset and reversal of blockade and improve the reliability of onset and offset of neuromuscular blockade. This can potentially reduce time in operating rooms or post operative suites (PACU), resulting in potential clinical and cost advantages, as well as valuable cost savings for hospitals and ambulatory surgical centers and has the potential for an improved clinical profile in terms of safety.

In mid-2020, the Company launched its first commercial product, ANJESO, in the United States. ANJESO was the first and only 24-hour, intravenous, or IV, analgesia agent. ANJESO is a cyclooxygenase-2, or COX-2, preferential, non-steroidal anti-inflammatory, or NSAID, for the management of moderate to severe pain, which could be administered alone or in combination with other non-NSAID analgesics. The Company discontinued commercial sales of ANJESO in December of 2022 and further withdrew its New Drug Application (“NDA”) related to ANJESO in late March 2023. See Note 4 for discussion on the discontinued operation related to our ANJESO commercial business.

The Company has determined that it operates in a single segment involved in innovative products for hospital and related settings.

Reverse Stock Splits

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

(2) Development Activity Risks, Liquidity and Going Concern

The Company has incurred operating losses since inception and has negative cash flows, working capital and equity, including accumulated deficit of $179,500, as of March 31, 2023.

The Company has raised funds from debt and equity transactions and will be required to raise additional funds to continue to operate as a standalone entity. In order to fund development activities, and clinical and pre-clinical testing, the Company will require significant additional funding. The Company could delay clinical trial activity or reduce funding of specific programs in order to reduce cash needs. Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, future commercialization, or expansion activities. The Company may raise such funds, if available, through debt financings, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations and ability to continue as a going concern. Additional debt or equity financing, if available, may be dilutive to holders of the Company’s common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 205-40, “Presentation of Financial Statements — Going Concern”, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. Based on the Company’s available cash and cash equivalents as of March 31, 2023, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. The Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional inflows of funds or capital financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Summary of Significant Accounting Principles

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Form 10-K.

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

(e) Goodwill

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

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. The Company performed an impairment test as of March 31, 2023 after identifying indicators of impairment. There was no impairment to goodwill based on the analysis.

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

(i) Income Taxes

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

(j) Net Income (Loss) Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 12(b)). Except with respect to voting and conversion, the rights of the holders of the Company’s common stock and the Company’s Series A Preferred Stock are identical. Each class of shares has the same rights to dividends. Although the Preferred Stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss per share calculation as of March 31, 2023.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2023	2022
Basic and Diluted Income (Loss) Per Share
Net loss from continuing operations	$(7,386)	$(8,194)
Net income (loss) from discontinued operation	$18,790	$(4,615)
Net income (loss)	$11,404	$(12,809)

Net loss per share from continuing operations	$(3.19)	$(81.16)
Net income (loss) per share from discontinued operation	$8.10	$(45.71)
Net income (loss) per share of common stock, basic and diluted	$4.91	$(126.87)

Weighted average common shares outstanding, basic and diluted	2,318,539	100,961

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options and restricted stock units outstanding	11,807	2,665
Warrants	2,672,798	133,016

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a range of reasonable information to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including those interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2023 and noted no impact to the Company or its disclosures.

4) Discontinued Operations

In March 2023, the Company entered into an Asset Transfer Agreement with Alkermes Pharma Ireland Limited (“Alkermes”) (the “Transfer Agreement”). Under the terms of the Transfer Agreement, the Company transferred the rights to certain patents, trademarks, equipment, data and other rights related to ANJESO (the “Assets”) to Alkermes. The Company also withdrew the New Drug Application (“NDA”) related to ANJESO and agreed, if elected by Alkermes at a later date, to transfer such withdrawn NDA to Alkermes at no additional cost.

Additionally, under the Transfer Agreement, the Company granted Alkermes a non-exclusive, perpetual and irrevocable, royalty-free and fully paid-up worldwide license, to the additional intellectual property owned by the Company necessary to or useful to exploit ANJESO. In consideration of the transfer of the Assets, the parties agreed to the termination of (i) the Purchase and Sale Agreement, dated March 7, 2015 by and among Alkermes, the Company and the other parties thereto (as amended, the “PSA”), (ii) the Asset Transfer and License Agreement, dated April 10, 2015 by and among Alkermes, the Company and the other parties thereto (as amended, the “ATLA”); and (iii) the Development, Manufacturing and Supply Agreement, dated as of July 10, 2015 by and between the Company and Alkermes (as amended, the “Manufacturing Agreement”) between the parties related to ANJESO (the PSA, ATLA and Manufacturing Agreement, collectively, the “ANJESO Agreements”). In connection with the termination of the ANJESO Agreements, no further payments of any kind pursuant to the ANJESO Agreements are payable by the Company to Alkermes.

The accounting requirements for reporting the abandonment of ANJESO as a discontinued operation were met when the agreements with Alkermes were executed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as a discontinued operation.

The historical consolidated balance sheet and statements of operations of the Company and the related notes to the consolidated financial statements have been presented as discontinued operations in the consolidated financial statements and prior periods have been recast. Discontinued operations include results of the Company’s commercial business except for certain corporate overhead costs, which are included in continuing operations.

The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s Consolidated Balance Sheets at December 31, 2022:

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

December 31, 2022

Current assets of discontinued operation:
Accounts receivable, net	$336
Prepaid expenses and other current assets	449
Total current assets of discontinued operation	785
Non-current assets of discontinued operation:
Property and equipment, net	695
Total non-current assets of discontinued operation	695
Total assets of discontinued operation	$1,480

Current liabilities of discontinued operation:
Accounts payable	$730
Accrued expenses and other current liabilities	365
Current portion of contingent consideration	9,203
Total current liabilities of discontinued operation	10,298
Non-current liabilities of discontinued operation:
Long-term portion of contingent consideration	10,697
Total non-current liabilities of discontinued operation	10,697
Total liabilities of discontinued operation	$20,995

The results of operations from discontinued operations for the three months ended March 31, 2023 and 2022, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following:

	For the Three Months Ended March 31,
	2023	2022
Revenue, net	$(14)	$422

Operating expenses:
Cost of sales	405	648
Research and development	—	599
Selling, general and administrative	—	7,256
Amortization of intangible assets	—	644
Change in contingent consideration valuation	(19,900)	(3,803)
Loss on impairment of property and equipment	485	—
Total operating expenses	(19,010)	5,344
Operating gain (loss) from discontinued operation	18,996	(4,922)
Other expense:
Other expense, net	(206)	307
Net income (loss) from discontinued operation	$18,790	$(4,615)

The Company sold ANJESO in the U.S. through a single third-party logistics provider (“3PL”), which took title to and control of the goods, and was considered the customer. The Company recognized revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtains control of the product. The transaction price that was recognized as revenue for products includes an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates, and other allowances that were offered within contracts between the Company and end-user customers, wholesalers, group purchasing organizations and other indirect customers. The Company’s payment terms were generally between thirty to ninety days.

Historically, the Company’s intangible asset was classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which was based on the remaining patent life, and was amortized on a straight-line basis. The Company performed an impairment test as of December 31, 2022 after identifying indicators of impairment, such as a decline in share price, the termination of the dedicated commercial team, sustained impacts of COVID-19 on the market and the discontinuation of commercialization of ANJESO, and based on the quantitative

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

analysis an impairment loss of $19,681 was recorded during the year ended December 31, 2022, eliminating the remaining carrying value of the intangible asset.

Additionally, as part of the Transfer Agreement, the Company wrote off its inventory balance as of March 31, 2023, which was fully reserved for as of December 31, 2022, and the remaining property and equipment balance related to equipment at the Alkermes facility that was transferred as part of the Transfer Agreement of $485. The Company was additionally relieved of its milestone payments previously owed to Alkermes in connection with the transaction and reversed its contingent consideration balance of $19,900 as of March 31, 2023.

(5) Fair Value of Financial Instruments

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
•
Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At March 31, 2023:
Assets:
Cash equivalents (See Note 6)
Money market mutual funds	$2,264	$—	$—
Total cash equivalents	$2,264	$—	$—

At December 31, 2022:
Assets:
Cash equivalents (See Note 6)
Money market mutual funds	$2,241	$—	$—
Total cash equivalents	$2,241	$—	$—

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments”, for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2023, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at March 31, 2023 due to the fact that the debt arrangements reflect market terms from recent transactions.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(6) Cash Equivalents

The following is a summary of cash equivalents:

	March 31, 2023
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$2,264	$—	$—	$2,264
Total cash equivalents	$2,264	$—	$—	$2,264

	December 31, 2022
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$2,241	$—	$—	$2,241
Total cash equivalents	$2,241	$—	$—	$2,241

As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents had maturities of one month.

(7) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2023	December 31, 2022
Building and improvements	$129	$166
Furniture, office and computer equipment	259	306
	388	472
Less: accumulated depreciation	387	463
Property and equipment, net	$1	$9

Depreciation expense for the three months ended March 31, 2023 was $3. Depreciation expense for the three months ended March 31, 2022 was $14.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of March 31, 2023, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2023	$263
2024	278
2025	278
2026	287
2027	294
Total lease payments	1,400
Less imputed interest	(604)
Total operating lease liability	$796

As of March 31, 2023, the weighted average remaining lease term was 5 years and the weighted average discount rate was 23%.

The components of the Company’s lease cost were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$70	$73
Short-term lease cost	35	37
Total lease cost	$105	$110

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $96 and $131 for the three months ended March 31, 2023 and 2022, respectively.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Payroll and related costs	$220	$656
Professional and consulting fees	568	789
Other research and development costs	1,246	593
Interest payable	81	94
Other	419	232
	$2,534	$2,364

In March 2022, the Company implemented a reduction in force impacting approximately 66 employees and resulted in a charge of $4,148, primarily related to severance, of which $97 remains accrued and unpaid as of March 31, 2023.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(10) Debt

The following table summarizes the components of the carrying value of debt:

	March 31,	December 31,
	2023	2022
Credit Agreement	$10,000	$10,000
Payment of principal	(3,344)	(2,244)
Unamortized deferred issuance costs	—	(828)
Accrued amendment fee	568	—
Exit fee accretion	209	191
Total debt	$7,433	$7,119

Current portion	$6,000	$5,600
Long-term portion, net	1,433	1,519

Credit Agreement

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of March 31, 2023, no funds have been drawn from the additional tranches and are not expected to be drawn in the future.

The Term Loans will bear interest at a per annum rate equal to 13.5%, with monthly, interest-only payments until the date that is three years prior to the Maturity Date (as defined below) (the “Amortization Date”). The maturity date of the Credit Agreement is May 29, 2025, but may be extended to May 29, 2026 provided that the EBITDA (as defined in the Credit Agreement) for the consecutive twelve-month period ending on or immediately prior to May 29, 2022 is greater than $10,000 (such date, “Maturity Date”), which the Company did not achieve. Beginning on the Amortization Date, the Company was obligated to pay amortization payments (in addition to the interest stated above) on such date and each month thereafter in equal month installments of principal based on an amortization schedule of thirty-six months. Any unpaid principal amount of the Term Loans is due and payable on the Maturity Date.

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of March 31, 2023, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times (the “Minimum Liquidity Covenant”) and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of March 31, 2023, the Company was in compliance with the Minimum Liquidity Covenant as the minimum EBITDA criteria is not applicable until additional tranches are drawn. As of March 31, 2023, borrowings under the Credit Agreement are classified based on their schedule maturities.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 376 shares of the Company’s common stock, at an exercise price equal to $6,426.00 per share. See Note 12(c) for additional information. The warrant is exercisable through May 29, 2027.

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which were being amortized using the effective interest method over the term of Credit Agreement prior to Amendment No. 5 as noted below. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. The Company recorded debt issuance cost amortization related to the Credit Agreement prior to Amendment No. 5 of $263 and $211 for the three months ended March 31, 2023 and 2022, respectively.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

On March 29, 2023, the Company entered into Amendment No. 5 and Consent to Credit Agreement whereby MAM Eagle Lender consented to the transactions contemplated by the Transfer Agreement (as defined above) and agreed to release and discharge any liens granted or held by the lenders in respect of the assets discussed in the Transfer Agreement. The parties also agreed to, among other things, amend the minimum liquidity covenants under the Credit Agreement to require that the Company maintains $2,500 of liquidity at all times. In connection with Amendment No. 5, the Company issued warrants to MAM Eagle Lender to purchase an aggregate of 785,026 shares of the Company’s common stock, par value $0.01 per share at an exercise price equal to $1.8951 per share.

As a result of Amendment No. 5, the Company performed a cash flow analysis to determine if the terms of the amended agreement were substantially different from those of the previous debt agreement. Due to the amendment fee and the fair value of the warrants issued, the Company concluded the terms are substantially changed in accordance with ASC 470-50, Debt – Modifications and Extinguishments. ASC 470-50 requires accounting for the amendment as a debt extinguishment and not a debt modification. The Company recorded a loss on debt extinguishment of $2,196 as of March 31, 2023, which represents the difference between the net carrying value of the existing debt and the reacquisition cost of the amended terms of the agreement and is attributable to unamortized debt issuance costs, the fair value of the Amendment No. 5 warrants and the Amendment No.5 fee.

Based on the terms of the amended agreement, as of March 31, 2023, the effective interest rate was 14.51%, which takes into consideration the accretion of the exit fee.

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

(11) Commitments and Contingencies

(a) Licenses and Supply Agreements

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents (“NMBs”) and a proprietary reversal agent from Cornell University (“Cornell”). The NMBs and reversal agent are referred to herein as the NMB Related Compounds. The NMB Related Compounds include one novel intermediate-acting NMB that has initiated Phase I clinical trials and two other agents, a novel short-acting NMB, and a rapid-acting reversal agent specific to these NMBs. The Company is obligated to make: (i) an annual license maintenance fee payment to Cornell in the remaining range of $70 to $125 until the first commercial sale of the NMB Related Compounds; and (ii) milestone payments to Cornell upon the achievement of certain milestones, up to a maximum, for each NMB Related Compound, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is obligated to pay Cornell royalties on net sales of the NMB Related Compound at a rate ranging from low to mid-single digits, depending on the applicable NMB Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company reimburses Cornell for its ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMB Related Compounds. Through March 31, 2023, no such milestones have been achieved.

(b) Contingent Consideration for the Alkermes Transaction

On April 10, 2015, Societal CDMO, Inc. (“Societal CDMO”), formerly Recro Pharma, Inc., completed the acquisition of a manufacturing facility in Gainesville, Georgia and the licensing and commercialization rights to injectable meloxicam (the “Alkermes Transaction”). Pursuant to the purchase and sale agreement and subsequent amendment with Alkermes, as amended, governing the Alkermes Transaction, the Company agreed to pay to Alkermes up to an additional $140,000 in milestone payments including $60,000 upon regulatory approval payable over a seven-year period, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam.

On March 29, 2023, the Company entered into the Transfer Agreement. Under the terms of the Transfer Agreement, the Company transferred the rights to certain patents, trademarks, equipment, data and other rights related to ANJESO (the “Assets”) to Alkermes. The Company also withdrew the New Drug Application (“NDA”) related to ANJESO and agreed, if elected by Alkermes at a later date, to transfer such withdrawn NDA to Alkermes at no additional cost.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Additionally, under the Transfer Agreement, the Company granted Alkermes a non-exclusive, perpetual and irrevocable, royalty-free and fully paid-up worldwide license, to the additional intellectual property owned by the Company necessary to or useful to exploit ANJESO. In consideration of the transfer of the Assets, the parties agreed to the termination of (i) the Purchase and Sale Agreement, dated March 7, 2015, (ii) the Asset Transfer and License Agreement, dated April 10, 2015; and (iii) the Development, Manufacturing and Supply Agreement, dated as of July 10, 2015. In connection with the termination of the ANJESO Agreements, no further payments of any kind pursuant to the ANJESO Agreements will be payable by the Company to Alkermes and as a result, the Company removed the balance of its contingent consideration as of March 31, 2023.

Historically, the contingent consideration consisted of four separate components. The first component was (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components became payable upon regulatory approval in February 2020 and included (i) a $5,000 payment, which was paid in three installments during 2020 and 2021, and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval, of which the first payment was made in the first quarter of 2021. The Company paid $1,200 of the second payment in 2022. The third component consisted of three potential payments, based on the achievement of specified annual revenue targets. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales, which was paid quarterly.

(c) Purchase Commitments

As of March 31, 2023, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $64 primarily related to goods and services from development activities.

(d) Certain Compensation and Employment Agreements

The Company entered into an employment agreement with one of its named executive officers in February 2020. As of March 31, 2023, this employment agreement provided for, among other things, annual base salary in an aggregate amount of not less than $927, from that date through September 2024.

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

On September 1, 2022, the Company closed a best efforts public offering of: (i) 188,872 shares of its common stock, par value $0.01 per share and accompanying Series A-1 warrants (“Series A-1 warrants”) to purchase 188,872 shares of Common stock and Series A-2 warrants (“Series A-2 warrants”, and together with the Series A-1 warrants, “Series A warrants”) to purchase 188,872 shares of Common Stock, at a combined public offering price of $21.00 per share and Series A warrants and (ii) Series B pre-funded warrants (“Series B pre-funded warrants”) to purchase 106,607 shares of Common Stock and accompanying Series A-1 warrants to purchase 106,607 shares of Common Stock and Series A-2 warrants to purchase 106,607 shares of Common stock at a combined public offering price of $20.60 per Series B pre-funded warrant and Series A warrants, which is equal to the public offering price per share of Common Stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series B pre-funded warrant. The Series A warrants have an exercise price of $21.00 per share of Common Stock. The Series A-1 warrants are exercisable upon issuance and will expire five years from the date of issuance. The Series A-2 warrants are exercisable upon issuance and will expire thirteen months from the date of issuance. The exercise price of the Series A warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A warrants. Subject to certain ownership limitations, the Series B pre-funded warrants are immediately exercisable and were exercised at a nominal consideration of $0.40 per share of Common Stock upon the closing of the transaction. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the Offering, the Company paid a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 17,728 shares of common stock. The placement agent warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $26.25 per share and expire on August 29, 2027. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $5,044.

On December 6, 2022 the Company closed a best efforts public offering of: (i) 54,787 shares of its common stock, par value $0.01 per share and accompanying Series A-3 warrants to purchase 54,787 shares of common stock and Series A-4 warrants to purchase 54,787 shares of common stock, at a combined public offering price of $4.795 per share and accompanying series A warrants and (ii) series C pre-funded warrants to purchase 988,000 shares of common stock and accompanying series A-3 warrants to purchase 988,000 shares of common stock and series A-4 warrants to purchase 988,000 shares of common stock at a combined public offering price of $4.785 per series C pre-funded warrant and accompanying series A warrants, which was equal to the public offering price per share of common stock and accompanying series A warrants less the $0.01 per share exercise price of each such series C pre-funded warrant. The series A warrants have an exercise price of $4.50 per share of common stock. The series A-3 warrants are exercisable upon issuance and will expire on December 6, 2027. The series A-4 warrants are exercisable upon issuance and will expire on January 8, 2024. The exercise price of the series A warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A Warrants. The Series C prefunded warrants have been exercised in full as of December 31, 2022. As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the offering, the Company paid the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 62,567 shares of common stock. The Placement Agent Warrants have substantially the same terms as the series A warrants, except that the placement agent warrants have an exercise price equal to $5.99375 per share and expire on December 2, 2027. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $3,916.

On May 1, 2023 the Company closed a best efforts public offering of: (i) 1,326,175 shares of its common stock, par value $0.01 per share and accompanying Series A-5 warrants to purchase 1,326,175 shares of Common stock and Series A-6

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

warrants to purchase 1,326,175 shares of common stock, at a combined public offering price of $1.15 per share and accompanying Series A warrants and (ii) Series D pre-funded warrants to purchase 2,152,087 shares of common stock and accompanying Series A-5 warrants to purchase 2,152,087 shares of common stock and Series A-6 warrants to purchase 2,152,087 shares of common stock at a combined public offering price of $1.14 per Series D pre-funded warrant and accompanying Series A warrants, which is equal to the public offering price per share of Common Stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series D pre-funded warrant. The Series A warrants have an exercise price of $1.15 per share of common stock. The Series A-5 warrants are exercisable upon issuance and will expire on May 1, 2028. The Series A-6 warrants are exercisable upon issuance and will expire on November 1, 2024. Subject to certain ownership limitations described in the Series D pre-funded warrants, the Series D pre-funded warrants were immediately exercisable and were fully exercised at a nominal consideration of $0.01 per share of common stock upon closing. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the offering, the Company paid the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 208,696 shares of common stock. These warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $1.4375 per share and expire on April 26, 2028.

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

As of March 31, 2023, there were no shares of Preferred Stock issued and outstanding.

(c) Warrants

On May 29, 2020, in connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 376 shares of common stock, at an exercise price equal to $6,426.00 per share (see Note 10).

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As a result of the Exchange, pursuant to certain price adjustment provisions in the warrants, the exercise price of each of the March Series A Warrants or March Series B Warrants (including warrants held by holders not participating in the Exchange) that were not exchanged were adjusted to $1.8951, for each share of common stock underlying such warrant. Pursuant to the Exchange Agreements, any outstanding warrant held by a Holder participating in the Exchange (i) was amended to remove certain anti-dilution and variable pricing protections and (ii) in the case of March Series A Warrants not exchanged by a participating Holder, was amended to adjust the expiration date of such March Series A Warrants to April 26, 2021 (which is the expiration date of the March Series B Warrants). The March Series A and Series B warrants were liability classified prior to the Exchange because they contained anti-dilution provisions that did not meet the standard definition of anti-dilution provisions. The Company recorded a mark-to-market adjustment to record the March Series A and Series B warrant at their fair values immediately prior to the Exchange and then reclassified the remaining balance of $21,858 to equity as a result of the issuance of shares and the removal of the anti-dilution and variable pricing protections in the Exchange.

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

In January 2023, the Company issued 961,787 shares of common stock upon the exercise of warrants for proceeds of $4,328.

In March 2023, in connection with Amendment No. 5, the Company issued warrants to MAM Eagle Lender to purchase an aggregate of 785,026 shares of the Company’s common stock, par value $0.01 per share at an exercise price equal to $1.8951 per share.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of March 31, 2023, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	15	$1.8951	March 26, 2025
MAM Eagle Lender Warrant	376	$6,426.00	May 29, 2027
November Series A Warrants	7,234	$4.50	December 6, 2027
November Placement Warrants	433	$2,073.75	November 24, 2025
December Placement Warrants	441	$2,038.75	December 18, 2025
January Warrants	7,358	$4.50	December 6, 2027
January Placement Warrants	441	$2,800.00	January 21, 2026
February Placement Warrants	471	$2,800.00	February 8, 2026
May Warrants	4,008	$23.924	June 1, 2027
May Warrants, repriced	6,013	$4.50	December 6, 2027
May Placement Warrants	601	$1,487.50	May 31, 2026
December 2021 Warrants	3,918	$23.924	June 27, 2027
December 2021 Warrants, repriced	5,143	$4.50	December 6, 2027
December 2021 Placement Agent Warrants	724	$448.00	December 27, 2026
March 2022 Warrants	1,952	$130.00	March 1, 2027
March 2022 Warrants, repriced	37,492	$23.924	March 1, 2027
March 2022A Warrants, repriced	48,246	$4.50	December 6, 2027
March 2022 Underwriter Warrants	5,263	$142.50	February 24, 2027
May 2022 Warrants	26,748	$43.60	May 19, 2027
May 2022 Warrants, repriced	14,404	$4.50	December 6, 2027
May 2022 Placement Agent Warrants	2,469	$60.752	May 17, 2027
August 2022 Series A-1 Warrants	152,612	$21.00	September 1, 2027
August 2022 Series A-1 Warrants, repriced	142,858	$4.50	December 6, 2027
August 2022 Series A-2 Warrants	152,612	$21.00	October 2, 2023
August 2022 Series A-2 Warrants, repriced	142,858	$4.50	December 6, 2027
August 2022 Placement Agent Warrants	17,728	$26.25	August 29, 2027
December 2022 Series A-3 Warrants	1,042,787	$4.50	December 6, 2027
December 2022 Placement Agent Warrants	62,567	$5.99375	December 2, 2027
MAM Eagle Lender Amendment No. 5 Warrant	785,026	$1.89510	March 29, 2033

With the exception of the March Series A Warrants to purchase 15 shares of common stock related to the public offering and held by non-participating investors in the Exchange that are liability classified as they contain antidilution provisions that do not meet the standard definition of antidilution provisions, the remaining warrants outstanding are equity classified. As of March 31, 2023 the liability warrants had a nominal fair value.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(13) Stock-Based Compensation

The Company has adopted the 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for an initial total of 2,142 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. The total number of shares authorized for issuance under the 2019 Plan as of March 31, 2023 is 31,581 shares. As of March 31, 2023, 28,718 shares are available for future grants under the 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. There were no options granted during the three months ended March 31, 2023 or 2022.

The following table summarizes Baudax Bio stock option activity during the three months ended March 31, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2022	1,939	$3,525.88	6.5 years
Expired/forfeited/cancelled	(351)	$3,644.51
Balance, March 31, 2023	1,588	$3,499.66	7.7 years
Vested	1,193	$3,568.46	7.8 years
Vested and expected to vest	1,588	$3,499.66	7.7 years

Included in the table above are 28 stock options outstanding as of March 31, 2023 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the three months ended March 31, 2023:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2022	10,611	$116.81
Granted	—	—
Vested and settled	(6)	2,391.91
Expired/forfeited/cancelled	(386)	1,318.71
Balance, March 31, 2023	10,219	$70.08
Expected to vest	10,219

In June 2022, the Company granted 12,519 time-based RSUs, which may be settled in cash, stock, or a combination of cash and stock, solely at the election of the Company. These awards are classified as Other long-term liabilities on the Consolidated Balance Sheet due to insufficient shares available for grant in the 2019 Plan.

Included in the table above are 3 time-based RSUs outstanding as of March 31, 2023 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense from continuing operations for the three months ended March 31, 2023 and 2022 was $191 and $491, respectively, which also includes expense for the liability classified awards.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of March 31, 2023, there was $705 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 0.9 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of March 31, 2023, there was no aggregate intrinsic value of the vested and unvested options.

(14) Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended March 31, 2023 and 2022 were $31 and $117, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim unaudited financial statements contained in Part I, Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” the “Company” or “Baudax Bio” refer to Baudax Bio, Inc. and its consolidated subsidiaries.

Overview

We are a pharmaceutical company primarily focused on innovative products for acute care and related settings. We believe that we can bring valuable therapeutic options for patients, prescribers and payers to the acute care and related markets.

We hold exclusive global rights to two new molecular entities, which are centrally acting Neuromuscular Blocking Agents, or NMBs, BX1000, an intermediate duration of action NMB that recently completed a Phase II clinical trial, and BX2000, an ultra-short acting NMB currently undergoing a Phase I clinical trial. A proprietary blockade reversal agent, BX3000, is currently being evaluated in preclinical studies intended to support an IND filing in 2023. BX3000 is an agent that is expected to rapidly reverse BX1000 and BX2000 blockade. All three agents are licensed from Cornell University. We believe these agents, when an NMB and BX3000 are administered in succession, allow for a rapid onset of centrally acting neuromuscular blockade, followed by a rapid reversal of the neuromuscular blockade with BX3000. These novel agents have the potential to meaningfully reduce time to onset and reversal of blockade and improve the reliability of onset and offset of neuromuscular blockade. The combination of the blocking agent, and the reversal agent can potentially reduce time in operating rooms resulting in potential clinical and cost advantages, as well as valuable cost savings for hospitals and ambulatory surgical centers and has the potential for an improved clinical profile in terms of safety compared to other NMBs and reversal agents.

The Top-line results for the Phase II clinical trial for BX1000 showed that BX1000 met the primary endpoint of readiness for intubation (evaluated as “Good” or “Excellent” - Viby-Mogensen 1996) at 60 seconds for all three dose levels of BX1000 compared to the active-control, rocuronium. Study treatments were generally well tolerated, with no occurrence of severe or serious adverse events. The frequency and severity of adverse events was similar across all four dose groups, and no notable events were aggregated in any one dose group.

In mid-2020, we launched our first commercial product, ANJESO, in the United States. ANJESO was the first and only 24-hour, intravenous, or IV, analgesia agent. ANJESO is a cyclooxygenase-2, or COX-2, preferential, non-steroidal anti-inflammatory, or NSAID, for the management of moderate to severe pain, which could be administered alone or in combination with other non-NSAID analgesics. We discontinued commercial sales of ANJESO in December 2022 and further withdrew the NDA in March 2023.

Our costs have consisted primarily of expenses incurred in conducting our manufacturing and commercialization of ANJESO, which was discontinued in December 2022, as well as public company and personnel costs, clinical trials and preclinical studies, regulatory activities, and manufacturing costs for our NMB blocking and reversal agents. We expect to incur operating losses for at least the next several years. We expect substantially all of our operating losses to result from costs incurred in connection with our development programs, including our clinical, nonclinical and formulation development, preclinical and manufacturing related activities. Our expenses over the next several years are expected to primarily relate to developing our product candidates. In addition, we may incur costs associated with the acquisition or in-license of products and successful commercialization of the acquired or in-licensed products.

Top-line Results of Phase II Clinical Trial for BX1000

Study Design

Phase II randomized, double blinded, active controlled study with four treatment groups (n=20/group):

•
Single bolus dose of BX1000:
o
0.15 mg/kg
o
0.25 mg/kg
o
0.35 mg/kg
•
Single bolus dose of Rocuronium 0.6 mg/kg

The study was performed in patients undergoing hernia repair and other elective surgeries with efficacy evaluation at 60, 90 and 120 seconds.

FDA required Primary Efficacy Endpoint

Proportion of subjects with excellent or good intubating conditions at 60 seconds after NMB administration:

Criteria	Acceptable		Unacceptable
	Excellent	Good	Poor
Vocal cord position	Abducted	Intermediate	Closed/Adducted
Vocal cord movement	None	Moving	Closing
Ease of laryngoscopy*	Easy	Fair	Difficult
Airway reaction	None	Diaphragm	Sustained >10s
Limb movement	None	Slight	Vigorous
Viby-Mogensen 1996	*Ease of Laryngoscopy
Scoring Intubation conditions	-Easy: Jaw relaxed, no resistance to blade in the course of laryngoscopy
Excellent: All qualities are excellent	-Fair: Jaw not fully relaxed, slight resistance to blade
Good: All qualities are either excellent or good	-Difficult: Poor jaw relaxation, active resistance of the patient to laryngoscopy
Poor: The presence of a single quality listed under “poor”

Study Demographics

	Rocuronium	BX1000
	0.6 mg/kg	0.15 mg/kg	0.25 mg/kg	0.35 mg/kg	Total
	(N=20)	(N=20)	(N=20)	(N=20)	(N=80)
Subjects dosed n (%)	20 (100.0)	20 (100.0)	20 (100.0)	20 (100.0)	80 (100.0)
Subjects in Efficacy Evaluation n (%)	19 (95.0)*	20 (100.0)	20 (100.0)	20 (100.0)	79 (97.5)
Mean Age (yrs)	37	38.2	40.5	39.5	38.8
n (%) Female	18 (90.0)	13 (65.0)	13 (65.0)	15 (75.0)	59 (73.8)
Race, n (%)
White	19 (95.0)	19 (95.0)	20 (100.0)	19 (95.0)	19 (95.0)
Black or African American	1 (5.0)	-	-	1 (5.0)	2 (2.5)
Multiple	-	1 (5.0)	-	-	1 (1.3)
Mean Baseline BMI (kg/m2)	26.1	28.2	26.2	25.9	26.6

*1 Subject experienced a delay in intubating condition assessments due to issues with the endotracheal tube

Intubating Conditions at 60 Seconds

n (%) of Subjects
	Rocuronium	BX1000
	0.6 mg/kg	0.15 mg/kg	0.25 mg/kg	0.35 mg/kg	Total
	(N=19)	(N=20)	(N=20)	(N=20)	(N=79)
Excellent or Good	19 (100.0)	20 (100.0)	20 (100.0)	20 (100.0)	79 (100.0)
Poor	--	--	--	--	--
Not Done	1*	--	--	--	--

*1 Subject experienced a delay in intubating condition assessments at 60, 90, and 120 seconds after NMB administration due to issues with the endotracheal tube, and therefore not included in the efficacy analyses

Adverse Events - ≥5% of Total Population

n (%) of Subjects
	Rocuronium	BX1000
	0.6 mg/kg	0.15 mg/kg	0.25 mg/kg	0.35 mg/kg	Total
Preferred Term	(N=20)	(N=20)	(N=20)	(N=20)	(N=80)
Subjects with ≥1 TEAE	12 (60.0)	11 (55.0)	9 (45.0)	9 (45.0)	41 (51.3)
Nausea	5 (25.0)	5 (25.0)	2 (10.0)	2 (10.0)	14 (17.5)
Hypotension	2 (10.0)	2 (10.0)	2 (10.0)	3 (15.0)	9 (11.3)
Constipation	1 (5.0)	1 (5.0)	2 (10.0)	2 (10.0)	6 (7.5)
Hypoxia	1 (5.0)	1 (5.0)	2 (10.0)	1 (5.0)	5 (6.3)
Vomiting	1 (5.0)	2 (10.0)	1 (5.0)	--	4 (5.0)
Rash	3 (15.0)	--	1 (5.0)	--	4 (5.0)

No SAEs have been reported for any treatment group at this time.

COVID-19 Impact

While the COVID-19 pandemic has stabilized within many global regions, it may cyclically continue to adversely affect our business, financial condition and results of operations. Although the Department of Health and Human Services announced that the federal public health emergency for COVID-19 ended on May 11, 2023, we expect the trends that emerged as a result of the pandemic may continue to result in disruptions to the global economy, as well as businesses and capital markets around the world. While the COVID-19 vaccines have proven effective in reducing the severity and mortality of COVID-19 including the variants that have evolved to date, the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted at this time.

ANJESO Transfer Agreement

In March 2023, we entered into an Asset Transfer Agreement with Alkermes Pharma Ireland Limited, or Alkermes, or the Transfer Agreement. Under the terms of the Transfer Agreement, we transferred the rights to certain patents, trademarks, equipment, data and other rights related to ANJESO, or the Assets to Alkermes. We also withdrew the New Drug Application, or NDA, related to ANJESO and agreed, if elected by Alkermes at a later date, to transfer such withdrawn NDA to Alkermes at no additional cost.

2022 Reduction in Force

Due to our cash position, in March 2022, we implemented a reduction in workforce by approximately 66 employees (representing approximately 80% of our total workforce), including 43 members of our sales force. The reorganization was substantially completed by the end of the second quarter and approximately $4.1 million of charges were incurred for severance and other related costs. The reduction in force was designed to substantially reduce our operational expenses and conserve cash resources. Further, in September 2022, we terminated the remaining dedicated commercial team of 7 employees and incurred a third quarter charge of $0.2 million for severance and other related costs.

Discontinued Operation

Upon executing the Transfer Agreement, we met the criteria for discontinued operations related to our commercial business. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as a discontinued operation. Discontinued operations include results of our commercial business except for certain corporate overhead costs, which are included in continuing operations. See Note 4 to the Consolidated Financial Statements included in this Quarterly Report for additional information.

Financial Overview

Revenue

We sold ANJESO in the U.S. through a single third-party logistics provider, or 3PL, which takes title to and control of the goods and is considered our customer. We recognized revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtained control of the product. The transaction price that was recognized as revenue for products included an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates and other allowances that were offered within contracts between us and our end-user customers, wholesalers, group purchasing organizations and other indirect customers. In December 2022, we discontinued the commercialization of ANJESO and expect that the majority of expenses associated with the discontinuation were incurred by the end of the first quarter of 2023.

Cost of Sales

Historically, cost of sales included product costs, manufacturing costs, transportation and freight, royalty expense, qualification costs for a secondary manufacturing suite and indirect overhead costs associated with the manufacturing and distribution of ANJESO including supply chain and quality personnel costs. Cost of sales also included period costs related to certain manufacturing services and inventory adjustment charges. We discontinued commercialization of ANJESO in December 2022. We believe there is very modest inventory held at the wholesaler level and have notified wholesalers through our 3PL that we will accept product returns until June 30, 2023, which has been reserved for as of March 31, 2023.

Research and Development Expenses

Research and development expenses have consisted primarily of costs incurred in connection with the NMB portfolio and in previous years, the FDA required pediatric development of ANJESO activities. These expenses consist primarily of:

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

The majority of our external research and development costs have related to clinical trials, manufacturing of drug supply for pre-commercial products, analysis and testing of product candidates and patent costs. We expense costs related to clinical inventory and pre-commercial inventory until we receive approval from the FDA to market a product, at which time we commence capitalization of costs relating to that product to inventory. Costs related to facilities, depreciation and support are not charged to specific programs. Subsequent to regulatory approval of ANJESO and prior to the withdrawal of the NDA, we allocated or recategorized certain personnel and overhead expenses related to medical affairs, supply chain, quality and regulatory support functions that had previously been recorded within research and development, to cost of sales or selling, general and administrative expenses in support of the commercialization of ANJESO. Pre-commercial activities directly utilizing personnel and overhead expenses from the medical affairs, supply chain, quality and regulatory support function continue to be recorded within research and development.

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
•
the emergence of competing technologies and products, including obtaining and maintaining patent protections, and other adverse market developments, which could impede our commercial efforts; and
•
the other risks disclosed in the sections titled “Risk Factors” of our 2022 Annual Report and this Quarterly Report.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses have consisted of sales and marketing expenses related to ANJESO and general and administrative expenses.

Sales and marketing expenses primarily consisted of compensation and benefits for our sales force and personnel that supported our sales and marketing efforts as well as third party consulting costs for the promotion and sale of ANJESO. In addition, sales and marketing expenses included expenses related to communicating the clinical and economic benefits of ANJESO and educational programs for our indirect customers.

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance and information technology functions, and additionally in the prior year, the commercial portion of the medical affairs and regulatory functions. General and administrative expenses also include public company costs, directors and officer’s insurance, professional fees for legal, including patent-related expenses, consulting, auditing, and tax services.

Our selling, general and administrative expenses decreased in the quarter ended March 31, 2023 as a result of a reduction in personnel and public company costs, and we expect no future selling and commercial costs at this time. General and administrative expenses from continuing operations will remain relatively constant in the near term.

Change in Fair Value of Contingent Consideration

In connection with the Separation, we entered into an Assignment and a Partial Assignment, Assumption and Bifurcation Agreement, or the Alkermes Agreements, relating to the Purchase and Sale Agreement for the acquisition of certain assets, including the worldwide rights to injectable meloxicam and Societal CDMO’s development, formulation and manufacturing business from Alkermes, or the Alkermes Transaction, as amended in December 2018 and August 2020. Pursuant to the Alkermes Agreements, we were required to pay up to $140.0 million in milestone payments, including $10.0 million that was paid during 2019, $3.6 million paid in 2020, another $1.4 million paid in 2021, and $45.0 million over seven years beginning one year after approval, of which the first payment was made in the first quarter of 2021 and a partial payment was made on the second payment of $1.2 million, as well as net sales milestones and a royalty percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent), which was paid quarterly. The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Alkermes Transaction. We reevaluated the fair value each subsequent period.

As noted above, in March 2023, we entered into the Transfer Agreement. Under the terms of the Transfer Agreement, we transferred the rights to certain patents, trademarks, equipment, data and other rights related to ANJESO, or the Assets, to Alkermes. We also withdrew the NDA related to ANJESO and agreed, if elected by Alkermes at a later date, to transfer such withdrawn NDA to Alkermes at no additional cost.

Additionally, under the Transfer Agreement, we granted Alkermes a non-exclusive, perpetual and irrevocable, royalty-free and fully paid-up worldwide license, to the additional intellectual property owned by the Company necessary to or useful to exploit ANJESO. In consideration of the transfer of the Assets, the parties agreed to the termination of (i) the Purchase and Sale Agreement, dated March 7, 2015 by and among Alkermes, the Company and the other parties thereto, or as amended, the PSA, (ii) the Asset Transfer and License Agreement, dated April 10, 2015 by and among Alkermes, the Company and the other parties thereto, or as amended, the ATLA; and (iii) the Development, Manufacturing and Supply Agreement, dated as of July 10, 2015 by and between the Company and Alkermes, or as amended, the Manufacturing Agreement, between the parties related to ANJESO (the PSA, ATLA and Manufacturing Agreement are collectively referred to herein as the ANJESO Agreements). In connection with the termination of the ANJESO Agreements, no further payments of any kind pursuant to the ANJESO Agreements will be payable by us to Alkermes and a result, we reversed the balance of contingent consideration recorded on our balance sheet as of March 31, 2023 of $19,900 within Income from discontinued operation on our Consolidated Statements of Operations.

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Credit Agreement with MAM Eagle Lender, the amortization of related financing costs, and in the current year the resulting loss on extinguishment of debt from Amendment No. 5 of the MAM lender agreement.

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of March 31, 2023 and December 31, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
	(amounts in thousands)
Operating expenses:
Research and development	2,917	694
Selling, general and administrative	1,771	6,934
Change in warrant valuation	—	(5)
Total operating expenses	4,688	7,623
Operating loss from continuing operations	(4,688)	(7,623)
Other expense:
Other expense, net	(2,698)	(571)
Net loss from continuing operations	(7,386)	(8,194)
Income (loss) on discontinued operation	18,790	(4,615)
Net income (loss)	$11,404	$(12,809)

Research and Development. Our research and development expenses were $2.9 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.2 million was primarily due to an increase in clinical and preclinical trials costs associated with our NMB program of $1.7 million and an increase in general expenses, including consulting and other outside service expenses, of $0.5 million.

Selling, General and Administrative. Our selling, general and administrative expenses were $1.8 million and $6.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $5.1 million was primarily a result of a reduction in personnel costs of $3.5 million, a decrease in public company costs of $0.7 million, a decrease in consulting expenses of $0.5 million, a decrease of $0.2 million in patent legal expenses and a decrease of $0.3 million in other costs.

Other Expense, net. Other expense was $2.7 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase in other expense of $2.1 million was primarily due to the loss on extinguishment of debt as a result of the fifth amendment to the MAM credit agreement of $2.1 million.

Liquidity and Capital Resources

As of March 31, 2023, we had $3.8 million in cash and cash equivalents.

On May 1, 2023 we closed a best efforts public offering of: (i) 1,326,175 shares of our common stock, par value $0.01 per share and accompanying Series A-5 warrants to purchase 1,326,175 shares of Common stock and Series A-6 warrants to purchase 1,326,175 shares of common stock, at a combined public offering price of $1.15 per share and accompanying Series A warrants and (ii) Series D pre-funded warrants to purchase 2,152,087 shares of common stock and accompanying Series A-5 warrants to purchase 2,152,087 shares of common stock and Series A-6 warrants to purchase 2,152,087 shares of common stock at a combined public offering price of $1.14 per Series D pre-funded warrant and accompanying Series A warrants, which is equal to the public offering price per share of Common Stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series D pre-funded warrant. The Series A warrants have an exercise price of $1.15 per share of common stock. The Series A-5 warrants are exercisable upon issuance and expire on May 1, 2028. The Series A-6 warrants are exercisable upon issuance and expire on November 1, 2024. Subject to certain ownership limitations described in the Series D pre-funded warrants, the Series D pre-funded warrants were immediately exercisable and were fully exercised at a nominal consideration of $0.01 per share of common stock shortly after closing. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the offering, we paid the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. We also issued to designees of the placement agent warrants to purchase up to 208,696 shares of common stock. These warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $1.4375 per share and expire on April 26, 2028.

On December 6, 2022 we closed a best efforts public offering of: (i) 54,787 shares of our common stock, par value $0.01 per share and accompanying Series A-3 warrants to purchase 54,787 shares of common stock and Series A-4 warrants to purchase 54,787 shares of common stock, at a combined public offering price of $4.795 per share and accompanying series A warrants and (ii) series C pre-funded warrants to purchase 988,000 shares of common stock and accompanying series A-3 warrants to purchase 988,000 shares of common stock and series A-4 warrants to purchase 988,000 shares of common stock at a combined public offering price of $4.785 per series C pre-funded warrant and accompanying series A warrants, which was equal to the public offering price per share of common stock and accompanying series A warrants less the $0.01 per share exercise price of each such series C pre-funded warrant. The series A warrants have an exercise price of $4.50 per share of common stock. The series A-3 warrants are exercisable upon issuance and expire on December 6, 2027. The series A-4 warrants are exercisable upon issuance and expire on January 8, 2024. The exercise price of the series A warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Series A Warrants. The Series C prefunded warrants have been exercised in full as of December 31, 2022. As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the offering, we paid the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. We also issued to designees of the placement agent warrants to purchase up to 62,567 shares of common stock. The Placement Agent Warrants have substantially the same terms as the series A warrants, except that the placement agent warrants have an exercise price equal to $5.99375 per share and expire on December 2, 2027. Net proceeds after deducting underwriting discounts and commissions and offering expenses, was $4.0 million.

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

On March 29, 2023, we entered into Amendment No. 5 and Consent to Credit Agreement whereby MAM Eagle Lender consented to the transactions contemplated by the Transfer Agreement (as defined above) and agreed to release and discharge any liens granted or held by the lenders in respect of the assets discussed in the Transfer Agreement. The parties also agreed to, among other things, amend the minimum liquidity covenants under the Credit Agreement to require that we maintain $2.5 million of liquidity at all times.

We anticipate that our principal uses of cash in the future will be primarily to fund our operations, pipeline development activities, working capital needs, and other general corporate purposes.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of March 31, 2023, we will need to raise additional capital in the next twelve months to continue as a going concern.

Sources and Uses of Cash

Cash used in operations was $3.9 million and $5.8 million for the three months ended March 31, 2023 and 2022, respectively, which represents our operating income (losses) less our non-cash items including: stock-based compensation, non-cash interest expense, depreciation, loss on extinguishment of debt, and changes in warrant valuations, as well as changes in operating assets and liabilities.

There was $3.2 million of net cash provided by financing activities in the three months ended March 31, 2023 consisting of proceeds of $4.3 million from warrant exercises, partially offset by $1.1 million in long-term debt principal payments. There was $9.1 million of net cash provided by financing activities for the three months ended March 31, 2022 consisting primarily of net proceeds of $9.1 million from public offerings of common stock and warrants.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•
our relationships with third parties, licensors, collaborators, and our employees;
•
our ability to execute our strategic priorities;
•
the scope, progress, results, and costs of development for our product candidates;
•
the cost, timing and outcome of regulatory review of our product candidates;
•
the cost of manufacturing scale-up, acquiring drug product and other capital equipment for our product candidates;
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

We may use existing cash and cash equivalents on hand, debt, equity financing, sale of assets or out-licensing revenue or a combination thereof to fund our operations or product acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. Our shareholders may experience dilution as a result of the issuance of additional equity or debt securities. This dilution may be significant depending upon the amount of equity or debt securities that we issue and the prices at which we issue any securities.

Contractual Commitments

The table below reflects our contractual commitments as of March 31, 2023:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Debt	$6,656	$6,000	$656	$—	$—
Interest on Debt	795	536	259	—	—

Purchase Obligations (2):	$64	$64	$—	$—	$—
Operating Leases (3)	1,400	332	558	510	—
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4)	16,395	80	190	125	—
Employment Agreements (5)	927	618	309	—	—

Total Contractual Obligations	$26,237	$7,630	$1,972	$635	$—

(1)
Debt obligations consist of principal, an exit fee of 2.5% of that principal and interest on the $6.7 million outstanding term loan under our Credit Agreement. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See Note 10 to the Consolidated Financial Statements included in this Quarterly Report.

(2)
These obligations consist of cancelable and non-cancelable purchase commitments related to development activities and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 11(c) to the Consolidated Financial Statements included in this Quarterly Report.

(3)
We have become party to certain operating leases for the leased space in Malvern, Pennsylvania, and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented. See Note 8 to the Consolidated Financial Statements included in this Quarterly Report.

(4)
We license the neuromuscular blocking agents, or NMBs, from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments totaling a maximum of $16,000 across three compounds because they are dependent on the type and complexity of regulatory filing approvals in the U.S. and Europe and the number of product candidates approved, which have not been established, and as such are only included in the total. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See 11(a) to the Consolidated Financial Statements included in this Quarterly Report.

(5)
We have entered into an employment agreement with one of our named executive officers. As of March 31, 2023, this employment agreement provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through September 2024. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 11(d) to the Consolidated Financial Statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report. In the three months ended March 31, 2023, there were no significant changes to the application of critical accounting policies previously disclosed in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors disclosed in our 2022 Annual Report.

Risks Related to Our Finances and Capital Requirements

If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise funding.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain stockholders’ equity of at least $2,500,000, or the Stockholders’ Equity Requirement pursuant to Nasdaq Listing Rule 5550(b)(1), or Rule 5550(b)(1). On November 15, 2022, we received notice from the Nasdaq Stock Market, LLC, or Nasdaq, or the Notice, advising us that we are not in compliance with the Stockholders’ Equity Requirement. Pursuant to the Notice, Nasdaq gave us until December 30, 2022, to submit to Nasdaq a plan to regain compliance, or the Plan. On January 17, 2023, Nasdaq informed us that the Plan was accepted and we have until May 15, 2023 to comply with the Plan. It is likely we will not be able to comply with the Plan in a timely manner. If we do not regain compliance with the Nasdaq continued listing requirements, our common stock will be delisted from the Nasdaq Capital Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

Our losses, negative cash flows from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

Management has concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months from the date hereof. As of March 31, 2023, we had an accumulated deficit of $179.5 million, cash and cash equivalents of $3.8 million and current liabilities of $12.4 million. Based on available resources, we believe that our cash and cash equivalents on hand will be sufficient to fund our currently anticipated operating and capital requirements into the third quarter of 2023.

We expect to continue to incur losses for the foreseeable future as we continue our efforts to develop our current and future product candidates. We have also incurred significant indebtedness. As of March 31, 2023, we had an outstanding principal balance of $6.7 million under our credit facility with MAM Eagle Lender. These factors, individually and collectively, raise substantial doubt about our ability to continue as a going concern, and therefore, could materially limit our ability to raise additional funds through an issuance of debt or equity securities or otherwise.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. Additionally, if we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise funding. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected. In addition, the impact of the COVID-19 pandemic and other macroeconomic factors, including but not limited to, inflationary pressures, banking instability issues, and geopolitical tensions, on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Second Amended and Restated Bylaws

In connection with the effectiveness of new SEC rules regarding universal proxy cards and a periodic review of our Amended and Restated Bylaws, our Board approved and adopted the Second Amended and Restated Bylaws, or the Amended Bylaws, effective May 10, 2023. The amendments address matters relating to Rule 14a-19 under the Exchange Act, or the Universal Proxy Rules, providing, among other things, that:

•
a stockholder delivering a notice of nomination must include a representation that it intends to solicit proxies from stockholders representing at least 67% of the voting power of shares entitled to vote on the election of directors;
•
a stockholder delivering a notice of nomination must certify to the Company in writing that it has complied with the Universal Proxy Rules requirements;
•
the Company may disqualify a stockholder’s nomination if such stockholder fails to satisfy the Universal Proxy Rules requirements;
•
a stockholder providing notice pursuant to the Company’s advance notice bylaws must inform the Company if the stockholder no longer plans to solicit proxies in accordance with the Universal Proxy Rules; and
•
the stockholder to use a proxy card color other than white, which is reserved for the exclusive use of the Board.

The above description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.1 hereto and incorporated herein by reference.

Jillian Dilmore Employment Agreement

On May 10, 2023, we entered into an employment agreement with Jillian Dilmore, pursuant to which she will continue to serve as the Company’s Corporate Controller, or the Employment Agreement. Pursuant to the Employment Agreement, Ms. Dilmore is entitled to a base salary of $280,000 per year, which is subject to periodic review and adjustment, and has the opportunity to earn an annual bonus with a target amount equal to 25% of her annual base salary, or the Target Bonus. Ms. Dilmore shall also be eligible to participate in all health insurance, savings and retirement, and other benefit plans, that are generally applicable to our other employees, subject to the terms and conditions of such plans.

The term of the Employment Agreement is one year and will automatically renew, subject to earlier termination, for successive one year periods, unless either we or Ms. Dilmore give notice of non-renewal at least thirty days prior to the expiration of the applicable one-year period. Under the Employment Agreement, Ms. Dilmore is bound by a non-solicitation of employees, license partners, suppliers and customers of the Company and a non-compete during her employment and the one-year period thereafter.

Pursuant to the Employment Agreement, if we terminate Ms. Dilmore’s employment without cause (as defined in the Employment Agreement), or Ms. Dilmore resigns with good reason (as described in the Employment Agreement) within 12 months of a change of control (as defined below), Ms. Dilmore will be entitled to receive: (i) any accrued but unused vacation and paid time off and any earned but unpaid bonus in respect of the prior year, or the Accrued Benefits; (ii) a pro-rata annual bonus in respect of the fiscal year in which the effective date of termination occur (determined based on actual performance and the number of days Ms. Dilmore is employed by the Company in such fiscal year), with such annual bonus (if any) paid at the same time it would have otherwise been paid absent her termination of employment; (iii) continuation of base salary and health insurance benefits (including for eligible dependents), at active employee rates for a period of 6 months; and (iv) outplacement services for a period of 6 months following the date of termination, which shall not exceed $25,000. If Ms. Dilmore’s employment is terminated as a result of her death, her estate will be entitled to receive: (a) the Accrued Benefits; (ii) continuation of base salary and health insurance benefits (including for eligible dependents) at active employee rates for a period of 6 months following the date of termination; and (iii) a pro-rata target bonus in respect of the fiscal year in which the effective date of termination occurs, paid within 30 days of termination.

The severance benefits described above are subject to Ms. Dilmore’s execution of a release of claims in favor of the Company and our affiliates. If the severance and other benefits provided in Ms. Dilmore’s employment agreement or otherwise payable to her would be subject to excise tax under Section 280(G) of the Internal Revenue Code of 1986, as amended, then her severance benefits will be either delivered in full or delivered as to such lesser extent that would result in no portion of the severance benefits being subject to such excise tax, whichever results in the receipt by Ms. Dilmore, on an after-tax basis, of the greatest portion of such total severance and other benefits.

The summary of the Employment Agreement is qualified in its entirety by the actual terms of the Employment Agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Second Amended and Restated Bylaws of Baudax Bio, Inc.	Filed herewith.

4.1	Form of Series A-5 Warrant.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-2771161).

4.2	Form of Series A-6 Warrant.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-2771161).

4.3	Form of Series D Pre-Funded Warrant.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-2771161).

4.4	Form of Placement Agent Warrant.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-2771161).

10.1*

Amendment No. 5 and Waiver to Credit Agreement, dated March 29, 2023, by and Baudax Bio, Inc., Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lenders party thereto.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023 (File No. 001-39101).

10.2	Registration Rights Agreement, dated March 29, 2023, by and between Baudax Bio, Inc. and MAM Eagle Lender, LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2023 (File No. 001-39101).

10.3	Form of Securities Purchase Agreement.	Incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-271161).

10.4●	Employment Agreement, by and between Baudax Bio, Inc. and Jillian Dilmore, dated May 10, 2023.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

* Certain identified information in the exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

● Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: May 11, 2023	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Jillian Dilmore
Jillian Dilmore
Corporate Controller
(Principal Financial and Accounting Officer)