Form 10-Q
period 2023-06-30
Baudax Bio, Inc.
filed 2023-08-16
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2023

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

As of August 8, 2023, there were 6,968,796 shares of common stock, par value $0.01 per share, outstanding.

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
•
whether our cash resources will be sufficient to fund our continuing operations;
•
our ability to operate under significant indebtedness;
•
our ability to regain compliance with the listing requirements of the Nasdaq Capital Market;
•
our ability to obtain regulatory approval for any product candidates that we may develop, and any related restrictions, limitations, or warnings in the label of any approved product candidates;
•
our ability to successfully market, commercialize and achieve broad market acceptance for any of our product candidates once approved;
•
our ability and that of our third-party manufacturers to successfully transfer or scale-up our clinical and commercial manufacturing processes for our product candidates;
•
the results, timing and outcome of our clinical trials of our product candidates, and any future clinical trials and preclinical studies;
•
our ability to source materials needed for our product candidates, optimize formulations for stability and other characteristics;
•
our relationships with licensors, collaborators, other third parties and our employees;
•
our ability to successfully integrate the operations of our recent acquisition, TeraImmune, Inc., or TeraImmune, and realize anticipated benefits of the acquisition of TeraImmune;
•
our ability to obtain shareholder approval of the conversion of our Series X Non-Voting Convertible Preferred Stock, or Series X Preferred Stock, and the required cash payment of the then-current fair value of the Series X Preferred Stock if such approval is not obtained;
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
•
our ability to obtain regulatory exclusivity periods for our products post approval, or our ability to obtain orphan drug status for certain of our product candidates;
•
our ability to develop relationships with potential collaborators and development partners;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$1,416	$5,259
Prepaid expenses and other current assets	444	303
Current assets of discontinued operation	—	785
Total current assets	1,860	6,347
Property and equipment, net	3,781	9
Right-of-use asset, net	2,939	854
Intangible asset, net	3,500	—
Goodwill	9,236	2,127
Non-current assets of discontinued operation	—	695
Total assets	$21,316	$10,032
Liabilities, Non-Voting Convertible Preferred Stock and Shareholders' Deficit
Current liabilities:
Accounts payable	$5,828	$3,198
Accrued expenses and other current liabilities	2,648	2,133
Current portion of long-term debt, net	4,861	5,600
Current portion of operating lease liability	614	231
Contingent consideration	260	—
Convertible bond payable	1,000	—
Derivative instrument	5,246	—
Current liabilities of discontinued operation	—	10,298
Total current liabilities	20,457	21,460
Long-term debt, net	—	1,519
Long-term operating lease liability	2,296	585
Deferred tax liability	202	—
Other long-term liabilities	—	13
Non-current liabilities of discontinued operation	—	10,697
Total liabilities	22,955	34,274
Commitments and contingencies (Note 12)
Mezzanine equity:
Series X non-voting convertible preferred stock, $0.01 par value, Authorized, 27,090 shares; issued and outstanding 20,066 shares at June 30, 2023	9,040	—
Shareholders’ deficit:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; issued and outstanding, 0 shares at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value. Authorized, 190,000,000 shares; issued and outstanding, 6,961,867 shares at June 30, 2023 and 1,623,913 shares at December 31, 2022	70	16
Additional paid-in capital	176,126	166,646
Accumulated deficit	(186,875)	(190,904)
Total shareholders’ deficit	(10,679)	(24,242)
Total liabilities, non-voting convertible preferred stock and shareholders’ deficit	$21,316	$10,032

See accompanying notes to unaudited consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$1,779	$879	$4,696	$1,573
General and administrative	2,254	2,898	4,025	9,832
Change in fair value of warrants and derivatives	2,870	(1)	2,870	(6)
Change in contingent consideration valuation	142	—	142	—
Total operating expenses	7,045	3,776	11,733	11,399
Operating loss from continuing operations	(7,045)	(3,776)	(11,733)	(11,399)
Other expense:
Other expense, net	(256)	(569)	(2,954)	(1,140)
Net loss from continuing operations	$(7,301)	$(4,345)	$(14,687)	$(12,539)
Income (loss) on discontinued operation	(74)	(3,186)	18,716	(7,801)
Net income (loss)	$(7,375)	$(7,531)	$4,029	$(20,340)

Per share information:
Net loss per share from continuing operations, basic and diluted	$(1.49)	$(24.20)	$(4.08)	$(89.40)
Net income (loss) per share from discontinued operation, basic and diluted	$(0.02)	$(17.75)	$5.20	$(55.62)
Net income (loss) per share, basic and diluted	$(1.51)	$(41.95)	$1.12	$(145.03)
Weighted average common shares outstanding, basic and diluted	4,885,215	179,541	3,601,877	140,251

See accompanying notes to unaudited consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Non-voting Convertible Preferred Stock and Shareholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2023
	Series X Convertible Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2022	—	$—	1,623,913	$16	$166,646	$(190,904)	$(24,242)
Stock-based compensation expense	—	—	—	—	194	—	194
Issuance of common stock and warrants for public offering, net	—	—	—	—	(55)	—	(55)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	2	—	—	—	—
Exercise of warrants	—	—	961,787	10	4,318	—	4,328
Issuance of warrants for MAM debt amendment	—	—	—	—	1,058	—	1,058
Net income	—	—	—	—	—	11,404	11,404
Balance, March 31, 2023	—	$—	2,585,702	$26	$172,161	$(179,500)	$(7,313)
Stock-based compensation expense	—	—	—	—	208	—	208
Issuance of common stock and warrants for public offering, net	—	—	3,478,262	35	3,222	—	3,257
Issuance of Series X convertible preferred stock upon acquisition of TeraImmune	20,066	9,040	—	—	—	—	—
Issuance of common stock upon acquisition of TeraImmune	—	—	897,903	9	535	—	544
Net loss	—	—	—	—	—	(7,375)	(7,375)
Balance, June 30, 2023	20,066	$9,040	6,961,867	$70	$176,126	$(186,875)	$(10,679)

See accompanying notes to unaudited consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ (Deficit) Equity

(Unaudited)

For the Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2021	8,289	$—	70,181	$1	$145,314	$(132,089)	$13,226
Stock-based compensation expense	—	—	—	—	521	—	521
Issuance of common stock and warrants for registered direct offerings, net	—	—	—	—	(13)	—	(13)
Issuance of common stock and warrants for public offering, net	—	—	87,719	1	8,817	—	8,818
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	56	—	—	—	—
Conversion of preferred stock	(8,289)	—	2,368	—	—	—	—
Net loss	—	—	—	—	—	(12,809)	(12,809)
Balance, March 31, 2022	—	$—	160,324	$2	$154,639	$(144,898)	$9,743
Stock-based compensation expense	—	—	—	—	325	—	325
Issuance of common stock and warrants for registered direct offerings, net	—	—	41,152	—	1,720	—	1,720
Issuance of common stock and warrants for public offering, net	—	—	—	—	(28)	—	(28)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	245	—	—	—	—
Net loss	—	—	—	—	—	(7,531)	(7,531)
Balance, June 30, 2022	—	$—	201,721	$2	$156,656	$(152,429)	$4,229

See accompanying notes to unaudited consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(amounts in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,029	$(20,340)
(Income) loss on discontinued operation	(18,716)	7,801
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Stock-based compensation	389	786
Non-cash interest expense	291	449
Depreciation expense	4	29
Non-cash loss on retirement of fixed assets	5	8
Loss on extinguishment of debt	2,196	—
Change in fair value of warrants and derivatives	2,870	(6)
Right-of-use asset	49	66
Change in contingent consideration valuation	142	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(78)	558
Accounts payable, accrued expenses and other liabilities	1,550	751
Operating lease liability	(41)	(108)
Net cash used in operating activities, continuing operations	(7,310)	(10,006)
Cash flows from investing activities:
Cash acquired in acquisition of TeraImmune	142	—
Net cash provided by investing activities, continuing operations	142	—
Cash flows from financing activities:
Payment of deferred financing costs	(197)	—
Proceeds from public offering, net of transaction costs	3,494	8,925
Proceeds from registered direct offerings, net of transaction costs	—	1,816
Payments on long-term debt	(3,500)	(278)
Proceeds from warrant exercises	4,328	—
Payments of withholdings on shares withheld for income taxes	—	(2)
Net cash provided by financing activities, continuing operations	4,125	10,461
Net (decrease) increase in cash and cash equivalents from continuing operations	(3,043)	455
Discontinued operation:
Cash flows used in operating activities	(800)	(10,116)
Cash flows used in investing activities	—	(20)
Cash flows used in financing activities	—	(1,000)
Net decrease in cash and cash equivalents from discontinued operations	(800)	(11,136)
Cash and cash equivalents, beginning of period	5,259	15,891
Cash and cash equivalents, end of period	$1,416	$5,210
Supplemental disclosure of cash flow information:
Acquisition of TeraImmune through issuance of Series X convertible preferred stock and common stock, net of cash acquired	$9,560	$—
Offering costs included in accounts payable and accrued expenses	$950	$213

See accompanying notes to unaudited consolidated financial statements.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1) Background

Business

Baudax Bio, Inc. (“Baudax Bio” or the “Company”) is a biotechnology company focused on developing T cell receptor (“TCR”) therapies utilizing human regulatory T cells (“Tregs”), as well as a portfolio of clinical stage Neuromuscular Blocking Agents (“NMBs”) and an associated reversal agent. The Company’s TCR Treg programs primarily focus on immune modulating therapies for orphan diseases or complications associated with such diseases, as well as the treatment of autoimmune disorders. The Company believes that its TCR Treg programs have the potential to provide valuable therapeutic options to patients suffering from diseases for which there are limited treatment options and significant unmet need, as well as to prescribers and payers in these markets.

On June 29, 2023, the Company acquired TeraImmune, Inc. (“TeraImmune”), a Delaware corporation (the “Acquisition”). TeraImmune was a privately-held biotechnology company focused on discovery and development of novel Treg-based cell therapies for autoimmune diseases. TeraImmune’s proprietary and patented technology platforms include a method for expansion of the Treg without losing its function and stability, as well as a method to target specific receptors including TCRs, Chimeric Antigen Receptors (“CARs”) and B cell Antigen Receptors (“BARs”). TeraImmune has also in-licensed through an exclusive, sublicensable, royalty-bearing license, a patent family covering methods of producing T cell populations enriched for regulatory T cells and cell culture compositions from U.S. Department of Health and Human Services, as represented by National Institute of Allergy and Infectious Diseases of the National Institutes of Health. In addition, TeraImmune has developed Treg manufacturing procedures in accordance with regulatory guidance from the U.S. Food and Drug Administration (“FDA”). In June 2022, TeraImmune’s Investigational New Drug (“IND”) application to commence clinical trials of a Factor VIII (“FVIII”) TCR-Treg treatment for Hemophilia A with inhibitors was cleared by the FDA. For additional information on the Acquisition, see Note 5.

The Company also holds exclusive global rights to two new molecular entities, which are centrally acting neuromuscular blocking agents (“NMBs”), BX1000, an intermediate duration of action NMB that recently completed a successful Phase II clinical trial, and BX2000, an ultra-short acting NMB currently undergoing a Phase I clinical trial. A proprietary blockade reversal agent, BX3000, is currently being evaluated in preclinical studies intended to support an IND filing in 2023. BX3000 is an agent that is expected to rapidly reverse BX1000 and BX2000 blockade. All three agents are licensed from Cornell University. The Company believes these agents, when an NMB and BX3000 are administered in succession, allow for a rapid onset of centrally acting neuromuscular blockade, followed by a rapid reversal of the neuromuscular blockade with BX3000. These novel agents have the potential to meaningfully reduce time to onset and reversal of blockade and improve the reliability of onset and offset of neuromuscular blockade. This can potentially reduce time in operating rooms or post operative suites (PACU), resulting in potential clinical and cost advantages, as well as valuable cost savings for hospitals and ambulatory surgical centers and has the potential for an improved clinical profile in terms of safety.

In mid-2020, the Company launched its first commercial product, ANJESO, in the United States. ANJESO was the first and only 24-hour, intravenous, or IV, analgesia agent. ANJESO is a cyclooxygenase-2 (“COX-2”) preferential, non-steroidal anti-inflammatory drug (“NSAID”) for the management of moderate to severe pain, which could be administered alone or in combination with other non-NSAID analgesics. The Company discontinued commercial sales of ANJESO in December 2022 and further withdrew its New Drug Application (“NDA”) related to ANJESO in late March 2023. See Note 4 for discussion on the discontinued operation related to our ANJESO commercial business.

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

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(2) Development Activity Risks, Liquidity and Going Concern

The Company has incurred operating losses since inception and has negative cash flows, working capital and equity, including an accumulated deficit of $186,875, as of June 30, 2023.

Additionally, TeraImmune failed to pay its Convertible Bond Agreement, dated March 22, 2022, with EoFlow Co., Ltd. (the ‘‘5% Convertible Term Loan’’), on the stated maturity date of November 30, 2022. The Company is offering conversion of the notes with an outstanding balance, including accrued interest, of $1,239 at June 30, 2023, into shares of the Company's common stock or by providing the noteholders with a repayment plan. This debt was part of the liabilities assumed by the Company in connection with the acquisition of TeraImmune (see Notes 5 and 11).

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

The Company's management assesses the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. Based on the Company’s available cash and cash equivalents as of June 30, 2023, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. The Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional inflows of funds or capital financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Summary of Significant Accounting Principles

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. The Consolidated Balance Sheet as of December 31, 2022 has been derived from audited financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Form 10-K.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(b) Use of Estimates

The preparation of unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

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

(d) Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows: three to seven years for furniture and office equipment; three years for computer and software; three to seven years for manufacturing equipment; and the shorter of the remaining lease term or useful life for leasehold improvements. Repairs and maintenance costs are expensed as incurred.

(e) Business Combinations

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 805, “Business Combinations,” (“ASC 805”), the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, in particular with respect to intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based in part on historical experience and information obtained from management of the acquired companies and expectations of future cash flows. Transaction costs associated with the transaction are expensed as incurred. In-process research and development (“IPR&D”), is the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. In a business combination, the Company capitalizes IPR&D as an intangible asset.

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

The Company’s intangible asset was acquired through the Acquisition and is classified as an IPR&D asset. Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company performs its annual goodwill and indefinite-lived intangible asset impairment tests as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. The Company performed a goodwill impairment test as of June 30, 2023 after identifying indicators of impairment. There was no impairment to goodwill based on the analysis.

(g) Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company manages its cash and cash equivalents based on established guidelines relative to diversification and maturities to maintain safety and liquidity.

(h) Research and Development

Research and development costs for the Company’s proprietary products candidates are charged to expense as incurred. Research and development expenses consist of internal costs and funds incurred internally or paid to third parties for the provision of services for pre-commercialization and manufacturing scale-up activities, drug development, pre-clinical activities, clinical trials, statistical analysis, report writing and regulatory filing fees and compliance costs. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development project. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expenses relating to these costs.

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

(i) Stock-Based Awards

Share-based compensation included in the unaudited consolidated financial statements is based upon the Baudax Bio, Inc. 2019 Equity Incentive Plan (the “Baudax Bio 2019 Plan”) and the TeraImmune 2019 Equity Incentive Plan (the “TeraImmune 2019 Plan”). These plans include grants of stock options, time-based vesting restricted stock units (“RSUs”) and performance-based RSUs. The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. The Company accounts for forfeitures as they occur.

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

(j) Redeemable Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

redeemable preferred shares, including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, and consisting of Series X Non-Voting Convertible Preferred Stock ("Series X Preferred Stock") are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

(k) Equity-method Investment

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in our statements of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee, representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

The Company’s equity-method investment includes its investment in TeraImmune Therapeutics, Co., Ltd., ("TIT"). The carrying value of the Company’s investment in TIT is recorded in equity method investments in the consolidated balance sheet and is immaterial as of June 30, 2023.

(l) Income Taxes

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

Under the Tax Reform Act of 1986, as amended (the “Act”), the utilization of a corporation’s net operating loss is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the carryforward period. The Company is evaluating whether the Acquisition triggered an ownership change under these rules.

(m) Net Income (Loss) Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the Series A Preferred Stock (as defined and discussed in Note 13(b)) and the Series X Preferred Stock (together, “Preferred Stock”). Except with respect to voting and conversion, the rights of the holders of the Company’s common stock and the Company’s Series A Preferred Stock and Series X Preferred Stock are identical. Each class of shares has the same rights to dividends. Although the Preferred Stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss from continuing operations per share calculation as of June 30, 2023.

Basic net loss per common share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted net loss per common share is determined using the weighted average common shares outstanding during the period plus the weighted average number of shares of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. The Company uses income from continuing operations as the control number in determining whether potential common shares are dilutive or antidilutive. The same number of potential common shares used in computing the diluted per-share amount for income from continuing operations is used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to their respective basic per-share amounts. Outstanding warrants, common stock options, unvested restricted stock units and

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

convertible redeemable preferred shares are excluded from the calculation of diluted net loss per share when their effect would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and Diluted Income (Loss) Per Share
Net loss from continuing operations	$(7,301)	$(4,345)	$(14,687)	$(12,539)
Net income (loss) from discontinued operation	$(74)	$(3,186)	$18,716	$(7,801)
Net income (loss)	$(7,375)	$(7,531)	$4,029	$(20,340)

Net loss per share from continuing operations	$(1.49)	$(24.20)	$(4.08)	$(89.40)
Net income (loss) per share from discontinued operation	$(0.02)	$(17.75)	$5.20	$(55.62)
Net income (loss) per share of common stock, basic and diluted	$(1.51)	$(41.95)	$1.12	$(145.03)

Weighted average common shares outstanding, basic and diluted	4,885,215	179,541	3,601,877	140,251

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options and restricted stock units outstanding	977,491	15,239	977,491	15,239
Warrants	9,838,018	173,750	9,838,018	173,750
Series X Preferred Stock	20,066,208	—	20,066,208	—

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(n) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and rules are issued by the SEC that the Company has or will adopt as of a specified date. Unless otherwise noted, management does not believe that any other recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had, or is expected to have a material impact on the Company’s present or future consolidated financials.

Recently Adopted Accounting Pronouncements

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

There were no assets or liabilities of discontinued operations as of June 30, 2023. The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s Consolidated Balance Sheet at December 31, 2022:

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The results of operations from discontinued operations for the three and six months ended June 30, 2023 and 2022, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following:

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$30	$300	$16	$722

Operating expenses:
Cost of sales	104	361	509	1,009
Research and development	—	33	—	632
Selling, general and administrative	—	1,131	—	8,387
Amortization of intangible assets	—	644	—	1,288
Change in contingent consideration valuation	—	1,327	(19,900)	(2,476)
Loss on impairment of property and equipment	—	—	485	—
Total operating expenses	104	3,496	(18,906)	8,840
Operating gain (loss) from discontinued operation	(74)	(3,196)	18,922	(8,118)
Other expense:
Other expense, net	—	10	(206)	317
Net income (loss) from discontinued operation	$(74)	$(3,186)	$18,716	$(7,801)

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

Historically, the Company’s intangible asset was classified as an asset resulting from R&D activities. The Company determined the useful life of its asset resulting from R&D activities to be approximately 10 years, which was based on the remaining patent life, and was amortized on a straight-line basis. The Company performed an impairment test as of December 31, 2022 after identifying indicators of impairment, such as a decline in share price, the termination of the dedicated commercial team, sustained impacts of COVID-19 on the market and the discontinuation of commercialization of ANJESO, and based on the quantitative analysis an impairment loss of $19,681 was recorded during the year ended December 31, 2022, eliminating the remaining carrying value of the intangible asset.

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

Historically, the contingent consideration consisted of four separate components. The first component was (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components became payable upon regulatory approval in February 2020 and included (i) a $5,000 payment, which was paid in three installments during 2020 and 2021, and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval, of which the first payment was made in the first quarter of 2021. The Company paid $1,200 of the second payment in 2022. The third component consisted of three potential payments, based on the achievement of specified annual revenue targets. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales, which was paid quarterly. In connection with the Transfer Agreement, the Company was relieved of its milestone payments previously owed to Alkermes in connection with the transaction and in the first quarter of 2023 reversed its contingent consideration balance, which was $19,900.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Additionally as part of the Transfer Agreement, the Company wrote off its inventory balance as of March 31, 2023, which was fully reserved for as of December 31, 2022, and the remaining property and equipment balance related to equipment at the Alkermes facility that was transferred as part of the Transfer Agreement of $485.

(5) Business Acquisition

On June 29, 2023 ("Effective Date"), the Company acquired TeraImmune, Inc., in accordance with the terms of the Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the Acquisition the Company issued to the common stockholders of TeraImmune (the “Target Stockholders”) an aggregate of 1,212,185 shares of common stock of Baudax Bio and 27,089.719 shares of Series X Preferred Stock, each share of which is convertible into 1,000 shares of common stock (subject to certain conditions as described below), of which 314,282 of common stock and 7,024 of preferred stock are classified as escrow shares at Closing. Under the terms of the Merger Agreement, all options to purchase or acquire shares of TeraImmune held by continuing employees (as defined in the Merger Agreement) were assumed by the Company and converted into options to purchase shares of common stock and Series X Preferred Stock on the same terms and conditions as applied to such options and restricted stock awards immediately prior to the Acquisition. Following the closing of the Acquisition, the Company had 6,961,867 shares of common stock issued and outstanding.

Pursuant to the Merger Agreement, the Company has agreed to hold a special meeting of shareholders (the “Special Meeting”) to submit (i) the approval of the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a), (ii) the approval to effect a reverse stock split of all of the Company’s issued and outstanding shares of common stock, among other matters, to its shareholders for their consideration. In connection with these matters, the Company filed a preliminary proxy statement and other relevant materials with the Securities and Exchange Commission (the “SEC”).

The Company incurred transaction costs of $575 for the three and six months ended June 30, 2023, which are included in the Company’s condensed consolidated statement of operations.

The transaction was accounted for under the acquisition method of accounting with Baudax Bio as the acquirer under the guidance of ASC 810-10, "Consolidation". Under the acquisition method, the total purchase price of the acquisition is allocated to the net identifiable tangible and intangible assets acquired and liabilities assumed based on the fair values as of the date of such acquisition. The preliminary fair value of the consideration totaled approximately $9,702, summarized as follows:

Amount
Common stock issued to TeraImmune’s stockholders	$476
Series X Convertible Preferred Stock issued to TeraImmune stockholders	9,040
Contingent consideration	118
Stock options and restricted stock allocated to total consideration paid	68
Total consideration paid	$9,702

The Series X Preferred Shares are measured at fair value by taking the common stock equivalents at the Company's closing stock price on the Effective Date and discounting the value by 15% for a lack of marketability.

The Company recorded the assets acquired and liabilities assumed as of the date of the Acquisition based on the information available at that date. The following table presents the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition date:

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Assets acquired:
Cash and cash equivalents	$142
Prepaid expenses and other current assets	52
Property and equipment, net	3,781
Goodwill	7,109
In-process research and development assets	3,500
Operating lease right-of-use assets	2,135
Total assets	$16,719
Liabilities assumed:
Accounts payable	$515
Accrued expenses and other current liabilities	789
Convertible bond payable	1,000
Deferred tax liability	202
Operating lease liabilities	2,135
Derivative instrument	2,376
Total liabilities assumed	$7,017
Net assets acquired	$9,702

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. As such, the purchase price allocations for the acquisition are preliminary estimates, which are subject to change within the measurement period.

The fair value of IPR&D was capitalized as of the Acquisition date and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the Acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of such acquisition. The goodwill recorded is not deductible for tax purposes.

The Convertible bond payable with an outstanding balance and accrued interest of $1,239 (see note 11) and the shares held by an investor in TIT were not converted into Baudax Bio shares upon the closing of the Merger (collectively “Unconverted Securities”). The Unconverted Shares are convertible into the Escrow Shares of 314,282 common shares and 7,024 preferred shares and are not included in issued and outstanding shares. Based on the Merger Agreement, if the Escrow Shares remain undistributed twelve months from the Closing Date (“Escrow End Date”), these Escrow Shares will be distributed on a pro rata basis to the holders of TeraImmune common stock as of immediately prior to the Merger. The Company accounts for the Escrows Shares and the potential distribution to the TeraImmune common stockholders as contingent consideration. The contingent consideration is liability classified at the time of acquisition and again as of June 30, 2023, as the underlying securities to be issued are substantially comprised of the Company’s Series X Preferred Stock. Contingent consideration is recorded at its estimated fair value at each reporting period using a probability weighted method using management’s estimates, level 3 observable inputs, and the likelihood of 3% and 5% for the TIT investor and bondholder, respectively, that the Escrow Shares will not be issued to the holders of the Unconverted Securities on or prior to the Escrow End Date. Changes in fair value of contingent consideration are recorded within the accompanying consolidated statements of operations.

The derivative instrument represents the obligation of the Company to issue shares of its Series X Preferred Stock and common stock, at the option of the investor in TIT. The derivative liability is recorded at its estimated fair value at each reporting period using a probability weighted method using management’s estimates and are level 3 observable inputs. Changes in fair value of derivative liability are recorded within the accompanying consolidated statements of operations.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Acquisition had taken place on January 1, 2023. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Six Months Ended June 30, 2023
Operating expenses	$10,131
Loss from operations	(10,131)
Net loss from continuing operations	(12,953)
Net income	5,763

Nonrecurring pro forma transaction costs directly attributable to the Acquisition were $575 for the three and six months ended June 30, 2023 and have been deducted from the net loss presented above.

(6) Fair Value of Financial Instruments

The Company follows a three-level fair value hierarchy for fair value measurement recognition and disclosure purposes for its financial assets and financial liabilities that are remeasured and reported at fair value each reporting period. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, warrants, and contingent consideration. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value, as follows:

•
Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;
•
Level 2: Inputs that are other than quoted prices in active markets for identical assets and liabilities, inputs that are quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are either directly or indirectly observable; and
•
Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2023:
Assets:
Cash equivalents (See Note 7)
Money market mutual funds	$791	$—	$—
Total cash equivalents	$791	$—	$—
Liabilities:
Derivative liability	$—	$—	$5,246
Contingent consideration (See Note 5)	—	—	260
	$—	$—	$5,506

At December 31, 2022:
Assets:
Cash equivalents (See Note 7)
Money market mutual funds	$2,241	$—	$—
Total cash equivalents	$2,241	$—	$—

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of June 30, 2023, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at June 30, 2023 due to the fact that the debt arrangements reflect market terms from recent transactions.

The reconciliation of liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Contingent Consideration and Derivative Liability
Balance at December 31, 2022	$—
Acquisition of contingent consideration and derivative liability	2,494
Remeasurement	3,012
Total at June 30, 2023	$5,506

Current portion as of June 30, 2023	$5,506
Long-term portion as of June 30, 2023	—

See Note 5 for discussion on contingent consideration.

(7) Cash Equivalents

The following is a summary of cash equivalents:

	June 30, 2023
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$791	$—	$—	$791
Total cash equivalents	$791	$—	$—	$791

	December 31, 2022
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$2,241	$—	$—	$2,241
Total cash equivalents	$2,241	$—	$—	$2,241

As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents had maturities of one month.

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2023	December 31, 2022
Building and improvements	$3,345	$166
Furniture, office and computer equipment	292	306
Manufacturing and laboratory equipment	532	—
	4,169	472
Less: accumulated depreciation and amortization	388	463
Property and equipment, net	$3,781	$9

Depreciation and amortization expense for the three and six months ended June 30, 2023 was $1 and $4, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $15 and 29, respectively.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(9) Leases

The Company is a party to various operating leases in (i) Malvern, Pennsylvania, (ii) Dublin, Ireland and (iii) Germantown, Maryland for office and lab space and office equipment.

The Company determines if an arrangement is a lease at inception or upon acquisition of previous arrangements through a merger. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Lease terms vary based on the nature of operations. All leased facilities recorded on the unaudited consolidated balance sheet are classified as operating leases with remaining lease terms between 5 and 8 years. Most leases contain specific renewal options where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Costs determined to be variable and not based on an index or rate were not included in the measurement of operating lease liabilities. As most leases do not provide an implicit rate, the Company’s effective interest rate was used to discount its lease liabilities.

The Company’s leases with an initial term of twelve months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right of use asset or lease liability on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term.

As of June 30, 2023, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2023	$336
2024	690
2025	702
2026	724
2027	745
2028 and thereafter	1,897
Total lease payments	5,094
Less imputed interest	(2,184)
Total operating lease liability	$2,910

As of June 30, 2023, the weighted average remaining lease term was 7 years and the weighted average discount rate was 17%.

As of June 30, 2022, the weighted average remaining lease term was 6 years and the weighted average discount rate was 23%.

The components of the Company’s lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$70	$71	$140	$145
Short-term lease cost	1	35	36	73
Total lease cost	$71	$106	$176	$218

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $192 and $187 for the six months ended June 30, 2023 and 2022, respectively.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Payroll and related costs	$623	$656
Professional and consulting fees	966	789
Other research and development costs	536	593
Interest payable	362	94
Other	161	1
	$2,648	$2,133

(11) Debt

Credit Agreement

The following table summarizes the components of the carrying value of the Company's credit agreement:

	June 30,	December 31,
	2023	2022
Credit Agreement	$10,000	$10,000
Payment of principal	(5,744)	(2,244)
Unamortized deferred issuance costs	—	(828)
Accrued amendment fee	378	—
Exit fee accretion	227	191
Total debt	$4,861	$7,119

Current portion	$4,861	$5,600
Long-term portion, net	—	1,519

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of June 30, 2023, no funds have been drawn from the additional tranches and are not expected to be drawn in the future.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of June 30, 2023, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times (the “Minimum Liquidity Covenant”) and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of June 30, 2023, the Company was in compliance with the Minimum Liquidity Covenant as the minimum EBITDA criteria is not applicable until additional tranches are drawn. As of June 30, 2023, borrowings under the Credit Agreement are classified based on their schedule maturities.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 376 shares of the Company’s common stock, at an exercise price equal to $6,426.00 per share. See Note 13(c) for additional information. The warrant is exercisable through May 29, 2027.

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which were being amortized using the effective interest method over the term of Credit Agreement prior to Amendment No. 5 as noted below. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. The Company recorded debt issuance cost amortization related to the Credit Agreement prior to Amendment No. 5 of $263 for both the three and six months ended June 30, 2023. The Company recorded debt issuance cost amortization related to the Credit Agreement of $209 and $421 for the three and six months ended June 30, 2022, respectively.

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

In connection with the Acquisition, the Company entered into a Forbearance Agreement, dated as of June 29, 2023, by and among the Company, the Lenders and the Agent, solely in its capacity as administrative and collateral agent for the Lenders, pursuant to which the Lenders agreed to forbear their rights to exercise any rights and remedies with respect to any default under the Credit Agreement, resulting from the Acquisition, for a period of up to 30 days following the closing of the Acquisition. On July 30, 2023, the parties amended the Forbearance Agreement to extend such deadline until October 31, 2023.

As a result of Amendment No. 5, the Company performed a cash flow analysis to determine if the terms of the amended agreement were substantially different from those of the previous debt agreement. Due to the amendment fee and the fair value of the warrants issued, the Company concluded the terms are substantially changed in accordance with ASC 470-50, Debt – Modifications and Extinguishments. ASC 470-50 requires accounting for the amendment as a debt extinguishment and not a debt modification. The Company recorded a loss on debt extinguishment of $2,196 in the first quarter of 2023, which represents the difference between the net carrying value of the existing debt and the reacquisition cost of the amended terms of the agreement and is attributable to unamortized debt issuance costs, the fair value of the Amendment No. 5 warrants and the Amendment No.5 fee.

Based on the terms of the amended agreement, as of June 30, 2023, the effective interest rate was 14.85%, which takes into consideration the accretion of the exit fee.

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

Bond Payable

On March 22, 2022, TeraImmune entered into the 5% Convertible Term Loan pursuant to which it borrowed an aggregate of $1,000 and accrued interest at a rate of 5% per annum during the period from April 8, 2022 to the maturity date of November 30, 2022, at which date the principal and accrued interest was to be paid in a lump sum. TeraImmune failed to repay the loan on the maturity date and, as a result, the note became subject to a default interest penalty of 20% on the defaulted balance as of November 30, 2022. The bond is convertible into 83,128 shares of common stock and 1,858 Series X Preferred Shares of the Company. Accrued interest of $239 as of June 30, 2023 is included in the Accrued expenses and other current liabilities line on the balance sheet. See additional discussion in Note 5.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Employee Promissory Notes

In October 2022, TeraImmune entered into promissory note agreements for accrued salaries with its employees (the “Employee Promissory notes”). The Employee Promissory notes deferred the payment of salaries of all TeraImmune employees and management by between 20-50% until such time as defined in the note agreements. The Employee Promissory notes provide that if TeraImmune is unable to repay these notes by December 31, 2022, 5% simple interest would be paid along with the accrued amounts of deferred compensation. As of June 30, 2023, the Employee Promissory notes totaled $241 and is included in the Accrued expenses and other current liabilities line on the balance sheet.

(12) Commitments and Contingencies

(a) Licenses and Supply Agreements

NMB License

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents (“NMBs”) and a proprietary reversal agent from Cornell University (“Cornell”). The NMBs and reversal agent are referred to herein as the NMB Related Compounds. The NMB Related Compounds include one novel intermediate-acting NMB that has initiated Phase I clinical trials and two other agents, a novel short-acting NMB, and a rapid-acting reversal agent specific to these NMBs. The Company is obligated to make: (i) an annual license maintenance fee payment to Cornell in the remaining range of $70 to $125 until the first commercial sale of the NMB Related Compounds; and (ii) milestone payments to Cornell upon the achievement of certain milestones, up to a maximum, for each NMB Related Compound, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is obligated to pay Cornell royalties on net sales of the NMB Related Compound at a rate ranging from low to mid-single digits, depending on the applicable NMB Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company reimburses Cornell for its ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMB Related Compounds. Through June 30, 2023, no such milestones have been achieved.

HA FVIII TCR Agreement

On August 5, 2019, TeraImmune entered into an exclusive worldwide license agreement (the “HA FVIII TCR Agreement”) with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) for certain technologies used to create FVIII specific TCR or BAR expressing Tregs for human uses. Pursuant to the FVIII TCR Agreement, TeraImmune has paid a license royalty fee and annual royalties of $50 to HJF since September 2019.

BML Agreement

On August 26, 2019, TeraImmune entered into the non-exclusive Biological Materials License Agreement (“BML Agreement”) with the National Cancer Institute (“NCI”), a part of National Institute for Health (“NIH”), which is part of the U.S. Government Department of Health and Human Services. This agreement allows TeraImmune to use the pMSGV1 vector for the production of T cell products transduced with the retroviral vectors. Pursuant to the BMLA Agreement, TeraImmune has paid a license execution fee and annual royalties of $11 to NIH since August 2019.

HA ODN Agreement

On June 18, 2020, TeraImmune entered into an exclusive license agreement (the “HA ODN Agreement”) with National Institute of Allergy and Infectious Diseases (“NIAID”), a part of NIH. This license agreement allows TeraImmune to use the rights of patent for producing T cell populations enriched for stable regulatory Tregs aimed at developing Treg cell therapy for patients with hemophilia A who have inhibitory anti-FVIII auto-antibodies. Pursuant to the HA ODN Agreement, TeraImmune has paid a license royalty fee and annual royalties of $60 to NIAID since August 2020. The HA ODN Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

iTreg Agreement

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

On November 11, 2020, TeraImmune entered into an exclusive worldwide license agreement (the “iTreg Agreement”) with HJF for technology used for producing methods of induced regulatory T cells (“iTreg”) and the use of such technology in humans. The license was pending the status of provisional filing on the signing date, and TeraImmune agreed to take responsibility for the maintenance and prosecution of the Patent Rights in consultation with HJF on all strategic global filing and prosecution decisions. Under the iTreg Agreement, TeraImmune paid a license fee of $25 to HJF in December 2020.

(b) Purchase Commitments

As of June 30, 2023, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $64 primarily related to goods and services from development activities.

(c) Certain Compensation and Employment Agreements

The Company is party to employment agreements with its named executive officers. As of June 30, 2023, these employment agreements provide for, among other things, annual base salary in an aggregate amount of not less than $1,067, from that date through September 2024.

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

On May 1, 2023 the Company closed a best efforts public offering of: (i) 1,326,175 shares of its common stock, par value $0.01 per share and accompanying Series A-5 warrants to purchase 1,326,175 shares of Common stock and Series A-6 warrants to purchase 1,326,175 shares of common stock, at a combined public offering price of $1.15 per share and accompanying Series A warrants and (ii) Series D pre-funded warrants to purchase 2,152,087 shares of common stock and accompanying Series A-5 warrants to purchase 2,152,087 shares of common stock and Series A-6 warrants to purchase 2,152,087 shares of common stock at a combined public offering price of $1.14 per Series D pre-funded warrant and accompanying Series A warrants, which is equal to the public offering price per share of Common Stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series D pre-funded warrant. The Series A warrants have an exercise price of $1.15 per share of common stock. The Series A-5 warrants are exercisable upon issuance and will expire on May 1, 2028. The Series A-6 warrants are exercisable upon issuance and will expire on November 1, 2024. Subject to certain ownership limitations described in the Series D pre-funded warrants, the Series D pre-funded warrants were immediately exercisable and were fully exercised at a nominal consideration of $0.01 per share of common stock upon closing. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the offering, the Company paid the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering,

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. The Company also issued to designees of the placement agent warrants to purchase up to 208,696 shares of common stock. These warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $1.4375 per share and expire on April 26, 2028. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $3,257.

(b) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of June 30, 2023, there were 20,066 shares of Preferred Stock issued and outstanding.

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

Non-voting Convertible Preferred Stock

In connection with the acquisition of TeraImmune, the Company issued 27,089.719 shares of Series X Preferred Stock (including 7,024 escrow shares). Holders of Series X Preferred Shares are not entitled to vote except for specific corporate matters including (i) changes to the rights and preferences of the Series X Preferred Stock, (ii) issuance of additional Series X Preferred Stock, and (iii) enter into a fundamental transaction such as a sale of the Company. Other key provisions of the Series X Preferred Stock are as follows:

•
Conversion - upon obtaining shareholder approval, each share of Series X Preferred Stock will automatically convert into 1,000 shares of common stock, subject to beneficial ownership limitations.
•
Dividends - Series X Preferred Stock participates in any dividends with common shareholders on an as-converted basis.
•
Liquidation - The Series X Preferred Stock ranks on parity with our common stock upon any liquidation, dissolution or winding up of the Company.
•
Redemption - In the event the Company is unable to obtain an affirmative shareholder vote to permit conversion, each holder of Series X Preferred Stock may elect, at the holder’s option, to have the shares of Series X Preferred Stock be redeemed by the Company and equal to the estimated fair value of the Series X Preferred Stock share at the time of redemption. Due to this redemption feature, the Series X Preferred Stock has been classified within temporary equity on the consolidated balance sheet at June 30, 2023.

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

As of June 30, 2023, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	15	$1.8951	March 26, 2025
MAM Eagle Lender Warrant	376	$6,426.00	May 29, 2027
November Series A Warrants	7,234	$4.50	December 6, 2027
November Placement Warrants	433	$2,073.75	November 24, 2025
December Placement Warrants	441	$2,038.75	December 18, 2025
January Warrants	7,358	$4.50	December 6, 2027
January Placement Warrants	441	$2,800.00	January 21, 2026
February Placement Warrants	471	$2,800.00	February 8, 2026
May Warrants	4,008	$23.924	June 1, 2027
May Warrants, repriced	6,013	$4.50	December 6, 2027
May Placement Warrants	601	$1,487.50	May 31, 2026
December 2021 Warrants	3,918	$23.924	June 27, 2027
December 2021 Warrants, repriced	5,143	$4.50	December 6, 2027
December 2021 Placement Agent Warrants	724	$448.00	December 27, 2026
March 2022 Warrants	1,952	$130.00	March 1, 2027
March 2022 Warrants, repriced	37,492	$23.924	March 1, 2027
March 2022A Warrants, repriced	48,246	$4.50	December 6, 2027
March 2022 Underwriter Warrants	5,263	$142.50	February 24, 2027
May 2022 Warrants	26,748	$43.60	May 19, 2027
May 2022 Warrants, repriced	14,404	$4.50	December 6, 2027
May 2022 Placement Agent Warrants	2,469	$60.752	May 17, 2027
August 2022 Series A-1 Warrants	152,612	$21.00	September 1, 2027
August 2022 Series A-1 Warrants, repriced	142,858	$4.50	December 6, 2027
August 2022 Series A-2 Warrants	152,612	$21.00	October 2, 2023
August 2022 Series A-2 Warrants, repriced	142,858	$4.50	December 6, 2027
August 2022 Placement Agent Warrants	17,728	$26.25	August 29, 2027
December 2022 Series A-3 Warrants	1,042,787	$4.50	December 6, 2027
December 2022 Placement Agent Warrants	62,567	$5.99375	December 2, 2027
MAM Eagle Lender Amendment No. 5 Warrant	785,026	$1.89510	March 29, 2033
April 2023 Series A-5 Warrants	3,478,262	$1.15	May 1, 2028
April 2023 Series A-6 Warrants	3,478,262	$1.15	November 1, 2024
April 2023 Placement Agent Warrants	208,696	$1.43750	April 26, 2028

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

With the exception of the March Series A Warrants to purchase 15 shares of common stock related to the public offering and held by non-participating investors in the Exchange that are liability classified as they contain antidilution provisions that do not meet the standard definition of antidilution provisions, the remaining warrants outstanding are equity classified. As of June 30, 2023 the liability warrants had a nominal fair value.

(14) Stock-Based Compensation

The Baudax Bio 2019 Equity Incentive Plan

The Company adopted the Baudax Bio 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for an initial total of 2,142 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the Baudax Bio 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. The total number of shares authorized for issuance under the Baudax Bio 2019 Plan as of June 30, 2023 is 31,581 shares. As of June 30, 2023, 19,220 shares are available for future grants under the Baudax Bio 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. There were no options granted during the six months ended June 30, 2023 or 2022.

The following table summarizes Baudax Bio stock option activity during the six months ended June 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2022	1,939	$3,525.88	6.5 years
Expired/forfeited/cancelled	(402)	$3,875.35
Balance, June 30, 2023	1,537	$3,434.48	7.7 years
Vested	1,204	$3,513.14	7.6 years
Vested and expected to vest	1,537	$3,434.48	7.7 years

Included in the table above are 28 stock options outstanding as of June 30, 2023 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the six months ended June 30, 2023:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2022	10,611	$116.81
Granted	—	—
Vested and settled	(7,558)	3.41
Expired/forfeited/cancelled	(386)	1,318.71
Balance, June 30, 2023	2,667	$150.34
Expected to vest	2,667

Included in the table above are 2 shares of time-based RSUs outstanding as of June 30, 2023 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense from continuing operations for the six months ended June 30, 2023 and 2022 was $389 and $786, respectively.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of June 30, 2023, there was $444 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 0.7 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of June 30, 2023, there was no aggregate intrinsic value of the vested and unvested options.

The TeraImmune 2019 Equity Plan

In 2019, TeraImmune adopted the TeraImmune 2019 Stock Option and Restricted Stock Plan (the “TeraImmune 2019 Plan”) that provides for the granting of incentive stock options, non-statutory stock options and restricted stock awards. As of June 30, 2023, there were no shares available for future issuance. The TeraImmune 2019 Plan was assumed by the Company through the Merger Agreement. Under the terms of the Merger Agreement, all options to purchase or acquire shares of TeraImmune held by continuing employees (as defined in the Merger Agreement) were assumed by the Company and converted into options to purchase shares of common stock and Series X Preferred Stock on the same terms and conditions as applied to such options and restricted stock awards immediately prior to the Acquisition.

Stock Options:

Options generally vest and become exercisable over two years and expire seven years from the date of grant. The weighted average grant-date fair value of the options awarded to employees during the six months ended June 30, 2023 was $0.24. Under the TeraImmune 2019 Plan, the fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

June 30,
2023
Expected option life	5.6 years
Expected volatility	105%
Risk-free interest rate	4.38%
Expected dividend yield	—

The following table summarizes the stock option activity during the six months ended June 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2022	—	$—	—
Granted	973,287	$2.37	5.6 years
Expired/forfeited/cancelled	—	$—
Balance, June 30, 2023	973,287	$2.37	5.6 years
Vested	202,384	$2.15	3.8 years
Vested and expected to vest	973,287	$2.37	5.6 years

Stock-Based Compensation Expense:

There was no stock-based compensation expense for the six months ended June 30, 2023.

As of June 30, 2023, there was $182 of unrecognized compensation expense related to unvested options that are expected to vest and will be expensed over a weighted average period of 2.7 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of June 30, 2023, there was no aggregate intrinsic value of the vested and unvested options.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(15) Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended June 30, 2023 and 2022 were $27 and $32, respectively. Total Company contributions to the 401(k) plan for the six months ended June 30, 2023 and 2022 were $58 and $149, respectively.

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

Overview

We are a biotechnology company focused on developing T cell receptor, or TCR, therapies utilizing human regulatory T cells, or Tregs, as well as a portfolio of clinical stage Neuromuscular Blocking Agents, or NMBs, and an associated reversal agent. Our TCR Treg programs primarily focus on immune modulating therapies for orphan diseases or complications associated with such diseases, as well as the treatment of autoimmune disorders. We believe that our TCR Treg programs have the potential to provide valuable therapeutic options to patients suffering from diseases for which there are limited treatment options and significant unmet need, as well as to prescribers and payers in these markets.

On June 29, 2023, we acquired TeraImmune, Inc., or TeraImmune, a Delaware corporation. TeraImmune was a privately-held biotechnology company focused on discovery and development of novel Treg-based cell therapies for autoimmune diseases. TeraImmune’s proprietary and patented technology platforms include a method for expansion of the Treg without losing its function and stability, as well as a method to target specific receptors including TCRs, Chimeric Antigen Receptors, or CARs and B cell Antigen Receptors, or BARs. TeraImmune has also in-licensed through an exclusive, sublicensable, royalty-bearing license, a patent family covering methods of producing T cell populations enriched for regulatory T cells and cell culture compositions from U.S. Department of Health and Human Services, as represented by National Institute of Allergy and Infectious Diseases of the National Institutes of Health. In addition, TeraImmune has developed Treg manufacturing procedures in accordance with regulatory guidance from the U.S. Food and Drug Administration, or the FDA.

In June 2022, TeraImmune’s Investigational New Drug, or IND, application to commence clinical trials of a Factor VIII, or FVIII, TCR-Treg treatment for Hemophilia A with inhibitors was cleared by the FDA.

Tregs are designed to recognize and target certain cells through the engagement of target-specific receptors by peptide antigens presented on the surface of the target cell by the major histocompatibility complex. Our proprietary and patented technology platform consists of two approaches: (1) TREGable™, which involves the isolation of natural Tregs, and (2) TREGing™, which involves engineering effector T, or Teff, cells into antigen-specific Tregs. Each approach is intended to recognize and attack pathogens while avoiding an attack on healthy cells and tissues. The lead product candidate we acquired in the acquisition with TeraImmune, TI-168, is being developed for the treatment of Hemophilia A with inhibitors, which received IND clearance in 2022. We have in-licensed two patent families relating to TI-168, nucleic acids constructs encoding T cell receptors, methods of producing TI-168, immunosuppressive induced regulatory T cells from the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., or HJF, under two worldwide, exclusive, sublicensable royalty-bearing licenses. We also exclusively license a family of pending U.S. and foreign patent applications directed to immunosuppressive induced regulatory T cells and methods of producing these cells, which if issued would expire in 2041 subject to any applicable disclaimer or extensions.

We also hold exclusive global rights to two new molecular entities, which are centrally acting NMBs, BX1000, an intermediate duration of action NMB that recently completed a successful Phase II clinical trial, and BX2000, an ultra-short acting NMB currently undergoing a Phase I clinical trial. A proprietary blockade reversal agent, BX3000, is currently being evaluated in preclinical studies intended to support an IND filing in 2023. BX3000 is an agent that is expected to rapidly reverse BX1000 and BX2000 blockade. All three agents are licensed from Cornell University. We believe these agents, when an NMB and BX3000 are administered in succession, allow for a rapid onset of centrally acting neuromuscular blockade, followed by a rapid reversal of the neuromuscular blockade with BX3000. These novel agents have the potential to meaningfully reduce time to onset and reversal of blockade and improve the reliability of onset and offset of neuromuscular blockade. This can potentially reduce time in operating rooms or post operative units, resulting in potential clinical and cost advantages, as well as valuable cost savings for hospitals and ambulatory surgical centers and has the potential for an improved clinical profile in terms of safety.

In mid-2020, we launched our first commercial product, ANJESO, in the United States. ANJESO was the first and only 24-hour, intravenous, analgesia agent. ANJESO is a cyclooxygenase-2 preferential, non-steroidal anti-inflammatory drug, or NSAID, for the management of moderate to severe pain, which could be administered alone or in combination with other non-NSAID analgesics. We discontinued commercial sales of ANJESO in December 2022 and further withdrew its New Drug Application, or NDA, related to ANJESO in late March 2023.

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

Business Acquisition

On June 29, 2023, in accordance with the terms of an Agreement and Plan of Merger, or the Merger Agreement, we acquired 100% of the outstanding security interests of TeraImmune in a “stock-for-stock” transaction, or the Acquisition, whereby all TeraImmune outstanding equity interests were exchanged for a combination of shares of our common stock and shares of Series X Non-Voting Convertible Preferred Stock, or Series X Preferred Stock. Under the terms of the Merger Agreement, TeraImmune stockholders, or Target Stockholders, received (i) 1,212,185 shares of our common stock and (ii) 27,089.719 shares of Series X Preferred Stock, of which 314,282 of common stock and 7,024 of preferred stock are classified as escrow shares at Closing. In addition, all outstanding options to purchase or acquire shares of TeraImmune common stock were assumed by us and converted into restricted stock awards and options to purchase shares of common stock and Series X Preferred Stock on the same terms and conditions as applied to such options and restricted stock awards immediately prior to the Acquisition. Subject to shareholder approval of the conversion and certain beneficial ownership limitations set by each holders, each share of Series X Preferred Stock will automatically convert into 1,000 shares of common stock. On a pro forma basis and based upon the number of shares of our common stock and preferred stock issued in the Acquisition, our shareholders immediately prior to the Acquisition will own approximately 18% of the combined company (on an as-converted, fully-diluted basis and excluding certain out-of-the-money warrants held by our shareholders) immediately after these transactions. The Acquisition was unanimously approved by our Board of Directors and the Board of Directors of TeraImmune. The closing of the transaction was not subject to the approval of our shareholders.

Pursuant to the Merger Agreement, we agreed to hold a special meeting of shareholders, or the Special Meeting, to submit certain matters to our shareholders for their consideration, including: (i) the approval of the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a), or the Conversion Proposal, and (ii) the approval to effect a reverse stock split of all of our issued and outstanding shares of common stock, or the Reverse Stock Split Proposal, together with the Conversion Proposal, the “Merger Agreement Meeting Proposals”. In connection with these matters, we filed a preliminary proxy statement and other relevant materials with the Securities and Exchange Commission, or SEC on July 31, 2023.

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

2022 Reduction in Force

Due to our cash position, in March 2022, we implemented a reduction in workforce by approximately 17 employees related to our continuing operations. The reorganization was substantially completed by the end of the second quarter of 2022 and approximately $1.7 million of charges were incurred for severance and other related costs. The reduction in force was designed to substantially reduce our operational expenses and conserve cash resources.

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

Financial Overview

Revenue

We sold ANJESO in the U.S. through a single third-party logistics provider, or 3PL, which took title to and control of the goods and was considered our customer. We recognized revenue from ANJESO product sales at the point the title to the product is transferred to the customer and the customer obtained control of the product. The transaction price that was recognized as revenue for products included an estimate of variable consideration for reserves, which result from discounts, returns, chargebacks, rebates and other allowances that were offered within contracts between us and our end-user customers, wholesalers, group purchasing organizations and other indirect customers. In December 2022, we discontinued the commercialization of ANJESO and the majority of expenses associated with the discontinuation were incurred by the end of the first quarter of 2023.

Cost of Sales

Historically, cost of sales included product costs, manufacturing costs, transportation and freight, royalty expense, qualification costs for a secondary manufacturing suite and indirect overhead costs associated with the manufacturing and distribution of ANJESO including supply chain and quality personnel costs. Cost of sales also included period costs related to certain manufacturing services and inventory adjustment charges. We discontinued commercialization of ANJESO in December 2022. We believe there is very modest inventory held at the wholesaler level and have notified wholesalers through our 3PL that we will accept product returns until June 30, 2023, which have been recorded as of June 30, 2023.

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

We expect our research and development costs to relate to the development and commercialization scale-up of our Treg-based cell therapy portfolio and NMB product candidate portfolio. We may elect to seek collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline.

Selling, General and Administrative Expenses

Selling, general and administrative expenses have historically consisted of sales and marketing expenses related to ANJESO and general and administrative expenses.

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

Our general and administrative expenses decreased in the quarter ended June 30, 2023 as a result of the reduction in personnel in 2022, consulting and public company costs, and we expect no future selling and commercial costs at this time.

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Credit Agreement with MAM Eagle Lender, the amortization of related financing costs, and in the current year the resulting loss on extinguishment of debt from Amendment No. 5 of the MAM lender agreement.

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of June 30, 2023 and December 31, 2022.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022
	(amounts in thousands)
Operating expenses:
Research and development	$1,779	$879
General and administrative	2,254	2,898
Change in fair value of warrants and derivatives	2,870	(1)
Change in contingent consideration valuation	142	—
Total operating expenses	7,045	3,776
Operating loss from continuing operations	(7,045)	(3,776)
Other expense:
Other expense, net	(256)	(569)
Net loss from continuing operations	(7,301)	(4,345)
Loss on discontinued operation	(74)	(3,186)
Net loss	$(7,375)	$(7,531)

Research and Development. Our research and development expenses were $1.8 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.9 million was a result of an increase in clinical trials costs associated with our NMB portfolio.

General and Administrative. Our general and administrative expenses were $2.3 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.6 million was primarily a result of a reduction in personnel costs of $0.6 million and a decrease in consulting expenses of $0.3 million, partially offset by an increase in public company costs of $0.3 million.

Change in Fair Value of Warrants and Derivatives. Our derivative liability is our obligation to issue shares of our Series X Preferred Stock and common stock, at the option of the investor in TIT and is revalued at each reporting period. The fair value increased by $2.9 million for the three months ended June 30, 2023 as a result of an increase in our share price.

Change in Contingent Consideration valuation. Our contingent consideration is related to shares held in escrow as a result of the Merger and is revalued at each reporting period. The fair value increased by $0.1 million for the three months ended June 30, 2023 as a result of an increase in our share price.

Other Expense, net. Other expense was $0.3 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in other expense of $0.3 million was primarily related to a decrease of $0.2 million in the amortization of financing costs and a decrease of $0.1 million in interest expense related to our Credit Agreement with MAM Eagle Lender due to the reduction in principal balance.

Loss on discontinued operations. Loss from discontinued operations for the three months ended June 30, 2023 and 2022 was $0.1 million and $3.2 million, respectively, which relates to our discontinued commercial business of ANJESO. The decrease in loss from the discontinued operation of $3.1 million was primarily the result of a decrease of $1.3 million in expense related to the change in fair value of contingent consideration, an decrease of $1.2 million in reduced selling expenses due to the discontinuation of commercialization of ANJESO, and a decrease of $0.6 million in amortization expense.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
	(amounts in thousands)
Operating expenses:
Research and development	4,696	1,573
General and administrative	4,025	9,832
Change in fair value of warrants and derivatives	2,870	(6)
Change in contingent consideration valuation	142	—
Total operating expenses	11,733	11,399
Operating loss from continuing operations	(11,733)	(11,399)
Other expense:
Other expense, net	(2,954)	(1,140)
Net loss from continuing operations	(14,687)	(12,539)
Income (loss) on discontinued operation	18,716	(7,801)
Net income (loss)	$4,029	$(20,340)

Research and Development. Our research and development expenses were $4.7 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $3.1 million was primarily due to an increase in operational expenses associated with our NMB program, including clinical and preclinical trials costs, of $2.8 million and an increase in general expenses, including consulting and other outside service expenses, of $0.3 million.

General and Administrative. Our general and administrative expenses were $4.0 million and $9.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $5.8 million was primarily a result of a reduction in personnel costs of $4.1 million, a decrease in consulting expenses of $0.9 million, a decrease in public company costs of $0.4 million, a decrease of $0.2 million in patent legal expenses and a decrease of $0.2 million in other costs.

Change in Fair Value of Warrants and Derivatives. Our derivative liability is our obligation to issue shares of our Series X Preferred Stock and common stock, at the option of the investor in TIT and is revalued at each reporting period. The fair value increased by $2.9 million for the six months ended June 30, 2023 as a result of an increase in our share price.

Change in Contingent Consideration valuation. Our contingent consideration is related to shares held in escrow as a result of the Merger and is revalued at each reporting period. The fair value increased by $0.1 million for the six months ended June 30, 2023 as a result of an increase in our share price.

Other Expense, net. Other expense was $3.0 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase in other expense of $1.9 million was primarily due to the loss on extinguishment of debt as a result of the fifth amendment to the MAM credit agreement of $2.1 million, partially offset by a decrease in financing expenses also related to our MAM credit agreement of $0.2 million.

Income (loss) on discontinued operations. Income from discontinued operations for the six months ended June 30, 2023 was $18.7 million, compared to a loss from discontinued operation for the six months ended June 30, 2022 of $7.8 million, an increase in income of $26.5 million, which primarily relates to our discontinued commercial business of ANJESO. The increase in income from the discontinued operation was primarily the result of a decrease of $17.4 million in expense related to the change in fair value of contingent consideration, a decrease of $8.4 million in reduced selling expenses due to the discontinuation of commercialization of ANJESO, and a decrease of $1.3 million in amortization expense, partially offset by an increase of $0.6 million in expense related to the impairment of property and equipment in 2023 related to ANJESO.

Liquidity and Capital Resources

As of June 30, 2023, we had $1.4 million in cash and cash equivalents.

We anticipate that our principal uses of cash in the future will be primarily to fund our operations, pipeline development activities, working capital needs, and other general corporate purposes.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of June 30, 2023, we will need to raise additional capital in the next twelve months to continue as a going concern.

On May 1, 2023 we closed a best efforts public offering of: (i) 1,326,175 shares of our common stock, par value $0.01 per share and accompanying Series A-5 warrants to purchase 1,326,175 shares of Common stock and Series A-6 warrants to purchase 1,326,175 shares of common stock, at a combined public offering price of $1.15 per share and accompanying Series A warrants and (ii) Series D pre-funded warrants to purchase 2,152,087 shares of common stock and accompanying Series A-5 warrants to purchase 2,152,087 shares of common stock and Series A-6 warrants to purchase 2,152,087 shares of common stock at a combined public offering price of $1.14 per Series D pre-funded warrant and accompanying Series A warrants, which is equal to the public offering price per share of Common Stock and accompanying Series A warrants less the $0.01 per share exercise price of each such Series D pre-funded warrant. The Series A warrants have an exercise price of $1.15 per share of common stock. The Series A-5 warrants are exercisable upon issuance and expire on May 1, 2028. The Series A-6 warrants are exercisable upon issuance and expire on November 1, 2024. Subject to certain ownership limitations described in the Series D pre-funded warrants, the Series D pre-funded warrants were immediately exercisable and were fully exercised at a nominal consideration of $0.01 per share of common stock shortly after closing. As compensation to H.C. Wainwright & Co., LLC, as the exclusive placement agent in connection with the offering, we paid the placement agent a cash fee of 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering, and reimbursement of certain expenses and legal fees. We also issued to designees of the placement agent warrants to purchase up to 208,696 shares of common stock. These warrants have substantially the same terms as the Series A warrants, except that the placement agent warrants have an exercise price equal to $1.4375 per share and expire on April 26, 2028. Net proceeds after deducting underwriting discounts and commissions and offering expenses, was $3.3 million.

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

In connection with the Acquisition, we entered into a Forbearance Agreement, dated as of June 29, 2023, by and among us, the Lenders and the Agent, solely in its capacity as administrative and collateral agent for the Lenders, pursuant to which the Lenders agreed to forbear their rights to exercise any rights and remedies with respect to any default under the Credit Agreement, resulting from the Acquisition, for a period of up to 30 days following the closing of the Acquisition. On July 30, 2023, the parties amended the Forbearance Agreement to extend such deadline until October 31, 2023.

Sources and Uses of Cash

Cash used in operations was $7.3 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, depreciation, loss on extinguishment of debt, and changes in warrant valuations, as well as changes in operating assets and liabilities.

Cash provided by investing activities was $0.1 for the six months ended June 30, 2023 and was attributable to the acquisition of TeraImmune. There was no cash provided by investing activities for the six months ended June 30, 2022.

There was $4.1 million of net cash provided by financing activities in the six months ended June 30, 2023 consisting of proceeds of $4.3 million from warrant exercises and proceeds of $3.5 million from a public offering of common stock and warrants, partially offset by $3.5 million in long-term debt principal payments and $0.2 million in payments of deferred financing costs. There was $10.5 million of net cash provided by financing activities for the six months ended June 30, 2022 consisting primarily of net proceeds of $8.9 million from public offerings of common stock and warrants and $1.8 million of net proceeds from a registered direct offering of common stock and concurrent private placement of warrants, partially offset by a payment on long-term debt of $0.2 million.

Cash used in operations from discontinued operations was $0.8 million and $10.1 million for the six months ended June 30, 2023 and 2022, respectively, which represents our operating losses from discontinued operation less our non-cash items including: stock-based compensation, depreciation, amortization, changes in fair value of contingent consideration, and impairment losses on property and equipment and intangible asset, as well as changes in operating assets and liabilities.

There was no significant cash used in investing activities from discontinued operation for the six months ended June 30, 2023 and 2022.

There was no cash used in financing activities from discontinued operation in the six months ended June 30, 2023. There was $1.0 million of cash used in financing activities from discontinued operation in the six months ended June 30, 2022 attributable to the payment of contingent consideration of $1.0 million.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•
our relationships with third parties, licensors, collaborators, and our employees;
•
our ability to execute our strategic priorities;
•
our ability to fund our continuing operations and successfully integrate TeraImmune’s operations;
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
•
our ability to regain compliance with the listing requirements of the Nasdaq Capital Market;
•
our ability to comply with our debt covenants;
•
the extent to which holders of our warrants exercise their warrants resulting in the payment of cash proceeds to us;
•
the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and
•
the effect of any changes in our effective tax rate due to changes in the valuation of deferred tax assets and liabilities, tax impacts and net operating loss utilization related to the Separation and changes in tax laws.

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

Contractual Commitments

The table below reflects our contractual commitments as of June 30, 2023:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Credit Agreement	$4,256	$4,256	$—	$—	$—
Interest and Fees on Credit Agreement	861	861	—	—	—
Convertible Bond Payable	1,000	1,000	—	—	—
Interest on Bond Payable	239	239	—	—	—

Purchase Obligations (2):	$64	$64	$—	$—	$—
Operating Leases (3)	5,094	680	1,409	1,809	1,196
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4)	16,395	80	315	—	—
Employment Agreements (5)	1,067	758	309	—	—

Total Contractual Obligations	$28,976	$7,938	$2,033	$1,809	$1,196

(1)
Debt obligations consist of principal, an exit fee of 2.5% of that principal, interest on the $4.3 million outstanding term loan under our Credit Agreement and the unpaid portion of the Amendment No. 5 fee. Debt obligations also consists of a principal balance of $1,000 in convertible bond payable, accrued interest at a rate of 5% per annum during the period from April 8, 2022 to the maturity date of November 30, 2022, and a default interest penalty of 20% on the defaulted balance as of November 30, 2022. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See Note 11 to the Consolidated Financial Statements included in this Quarterly Report.

(2)
These obligations consist of cancelable and non-cancelable purchase commitments related to development activities and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(b) to the Consolidated Financial Statements included in this Quarterly Report.

(3)
We are party to certain operating leases for the leased space in (i) Malvern, Pennsylvania (ii) Dublin, Ireland, and (iii) Germantown, Maryland, for which the minimum lease payments are presented. See Note 9 to the Consolidated Financial Statements included in this Quarterly Report.

(4)
We license NMBs, from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments totaling a maximum of $16,000 across three compounds because they are dependent on the type and complexity of regulatory filing approvals in the U.S. and Europe and the number of product candidates approved, which have not been established, and as such are only included in the total. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See 12(a) to the Consolidated Financial Statements included in this Quarterly Report.

(5)
We have entered into employment agreements with our named executive officers. As of June 30, 2023, this employment agreement provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through September 2024. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 12(c) to the Consolidated Financial Statements included in this Quarterly Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report. In the six months ended June 30, 2023, there were no significant changes to the application of critical accounting policies previously disclosed in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting in connection with the implementation of purchase price accounting principles related to the Acquisition of TeraImmune. Specifically, we were required to make a number of post-closing adjustments to our consolidated financial statements as a result of the implementation of certain purchase price accounting principles not previously implemented prior to the close of the quarter. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan

Management and our Board of Directors are actively engaged in implementing a remediation plan to address the material weakness over the implementation of purchase price accounting related to the Acquisition of TeraImmune. We are enhancing and implementing new processes, controls, and systems to strengthen our internal control over financial reporting. Additionally, we intend to seek additional internal and external resources to aid in our mitigation and increase the level of review over financial reporting.

Changes in Internal Control over Financial Reporting

On June 29, 2023, we completed the Acquisition. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Based on those guidelines, our assessment of the effectiveness of our internal control over financial reporting will exclude TeraImmune. We are in the process of integrating TeraImmune into our system of internal control over financial reporting.

Other than as set forth above, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

Other than what is set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

If we are unable to meet the initial listing standards of Nasdaq by November 13, 2023, or otherwise regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise capital.

The listing standards of the Nasdaq Stock Market LLC provide, among other things, that a company, in order to qualify for continued listing, must (i) maintain shareholders’ equity of at least $2,500,000 pursuant to Nasdaq Listing Rule 5550(b)(1), or Rule 5550(b)(1), and (ii) maintain a minimum bid price of at least $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2), or Rule 5550(a)(2).

On November 18, 2022, the Nasdaq Listing Qualifications Department, or the Staff, informed us that we did not comply with Rule 5550(b)(1). The Staff granted our request for an extension until May 15, 2023, to comply with Rule 5550(b)(1). On May 17, 2023, we received a delist determination letter from the Staff advising us that the Staff had determined that we did not meet the terms of such extension. We requested an appeal of the Staff’s determination and submitted a hearing request to the Nasdaq Hearings Panel (“Panel”), which request stayed any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires.

On June 9, 2023, we received a deficiency letter from the Staff notifying us that we are not in compliance with Rule 5550(a)(2) and because we effected two reverse stock splits over the previous two-year period with a cumulative ratio of 250 shares or more to one, we are not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A). Our noncompliance with Rule 5550(a)(2) serves as an additional basis for delisting of our securities from the Nasdaq and the Panel will consider this matter in rendering a determination regarding the our continued listing on the Nasdaq. On June 29, 2023, our hearing with the Panel was held and we submitted our plan for compliance to the Panel. On July 24, 2023, we received a letter from the Staff, or the Hearing Decision, notifying us of its decision to grant our request to continue our listing on Nasdaq on a conditional basis, subject to, among other things, our ability to demonstrate compliance with the Nasdaq initial listing requirements by or before November 13, 2023. There can be no assurance that we will meet the conditions set forth by the Staff in the Hearing Decision, or that we will be able to regain compliance with such applicable Nasdaq listing requirements.

Furthermore, we believe that our acquisition of TeraImmune will, upon shareholder approval of the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a), be considered a “change of control” transaction under Nasdaq rules. As such, the Company must meet Nasdaq’s initial listing requirements. Accordingly, the Company must meet all the requirements set forth in Nasdaq Listing Rule 5505(a) and at least one of the standards set forth in Nasdaq Listing Rule 5505(b).

The listing standards of Nasdaq Listing Rule 5505(a) require the Company to have, among other things:

•
a minimum bid price that is greater than or equal to $4.00 per share;
•
at least 1,000,000 unrestricted publicly held shares;
•
at least 300 round-lot holders, and at least 50% of such round lot holders must each hold unrestricted securities with a market value of at least $2,500;
•
at least three registered and active market makers; and
•
a minimum average daily trading volume of 2,000 shares over the 30 trading day period prior to listing, with trading occurring on more than half of those 30 days, unless such security is listed on Nasdaq in connection with a firm commitment underwritten public offering of at least $4 million.

The Company must also satisfy at least one of the following Nasdaq Listing Rule 5505(b) requirements:

•
shareholders’ equity of at least $5 million, a market value of unrestricted publicly held shares of at least $15 million, and two years of operating history;

•
a market value of listed securities of at least $50 million, shareholders’ equity of at least $4 million, and a market value of unrestricted publicly held shares of at least $15 million; or
•
net income from continuing operations of $750,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years, shareholders’ equity of at least $4 million, and a market value of unrestricted publicly held shares of at least $5 million.

There is no assurance that we will be able to meet Nasdaq’s initial listing requirements or comply with the requisite Nasdaq requirements to maintain our listing of common stock on Nasdaq. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on Nasdaq or any other national securities exchange, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our common stock;
•
reduced liquidity for our common stock;
•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;
•
a limited amount of news and analyst coverage for us;
•
a decreased ability to issue additional securities or obtain additional financing in the future; and
•
the incurring of additional costs under state blue sky laws in connection with any sales of our securities.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from Nasdaq, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Our business has incurred significant losses since our inception, and we may continue to incur significant losses for the foreseeable future. We may never achieve profitability.

Our business has incurred operating losses due to costs incurred in connection with our research and development activities, general and administrative expenses, and commercialization expenses associated with our operations. Our net losses from continuing operations for the quarters ended June 30, 2023 and 2022 were $14.7 million and $12.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $186.9 million. We launched ANJESO, our first commercial product, in mid-2020, but we have not generated significant revenue from sales of ANJESO, and in December 2022, we announced the discontinuation of the sale of ANJESO and are evaluating commercial partnering options for the product, including divestiture. For the years ended December 31, 2022 and 2021, net product revenue was $1.3 million and $1.1 million, respectively, related to sales of ANJESO in the U.S. Our product candidate pipeline includes early-stage product candidates, including a T cell-based immunotherapy for the treatment of Hemophilia A with inhibitors, two NMBs and a related proprietary chemical reversal agent. If our product candidates are not successfully developed and approved, we may never generate any new revenue. All of our product candidates will require the expenditure of substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin realizing product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our development of, seek regulatory approval for, and potentially commercialize any of our product candidates, if approved, and seek to identify, assess, acquire, in-license, or develop additional product candidates. Our prior losses, combined with expected future losses, have had and will continue to have a negative effect on our shareholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate that our expenses will increase substantially if, and as, we:

•
continue clinical development of TI-168, BX1000 and BX2000 and preclinical development of BX3000, which is currently being evaluated in preclinical studies intended to support an IND filing in the last quarter of 2023, and our other preclinical T cell-based immunotherapies;
•
seek to discover and develop additional product candidates;
•
seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
•
maintain, expand, protect, and enforce our intellectual property portfolio;
•
acquire or in-license other product candidates and technologies; and

•
increase our employee headcount and related expenses to support these activities.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to predict the timing or amount of increased expenses, and when, or if, we will be able to generate revenue or achieve or maintain profitability.

We may be unsuccessful in obtaining a waiver or amendment to our Credit Agreement with respect to any existing events of default thereunder. The failure to obtain such a waiver or amendment, or otherwise cure any event of default under our Credit Agreement, could allow the lender to take enforcement action against the Company or certain of its assets, including accelerating the loans and other obligations under the Credit Agreement and taking any other remedial actions permitted under the Credit Agreement or applicable law, which would have a material adverse effect on our business, financial condition and results of operations and could require us to curtail or cease operations.

On May 29, 2020, we entered into the Credit Agreement. In connection with the Acquisition, we entered the Forbearance Agreement, pursuant to which Agent and Lender agreed to forbear form exercising their rights and remedies with respect to certain events of default under the Credit Agreement until October 31, 2023.

There can be no assurance that Agent and Lender will provide us with a waiver of any events of default or agree to amend the Credit Agreement in a timely manner, or on acceptable terms, if at all to the extent any events of default have occurred and are continuing under the Credit Agreement. If we do not obtain an amendment or waiver of such events of default under the Credit Agreement, if any future events of default occur and are continuing or if the Lenders take the position that we have not complied with the terms of the Forbearance Agreement, there can be no assurance that the Lenders will not take action to collect payment of our debt or dispose of collateral securing the obligations under the Credit Agreement, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

Our internal controls over financial reporting could fail to prevent or detect misstatements or have material weaknesses.

Our internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Any failure to maintain effective internal controls or to timely effect any necessary improvement or remediate any lapse in our internal control and disclosure controls could, among other things, result in losses from fraud or error, require significant resources and divert management’s attention, harm our reputation, causing investors to lose confidence in our reported financial and other information, and expose use to legal or regulatory proceedings, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

As of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting in connection with the implementation of purchase price accounting principles related to the Acquisition of TeraImmune. Management is taking steps to remediate these material weaknesses and performed additional analysis and procedures to conclude that the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 fairly present, in all material respects, our financial condition and results of operations as of June 30, 2023. However, we may be unable to remediate these weaknesses effectively, and, even if we do remediate these weaknesses, we may in the future identify additional material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1∆	Agreement and Plan of Merger, dated June 29, 2023, by and among Baudax Bio, Inc., Bounce Merger Sub I, Inc., Bounce Merger Sub II, LLC and TeraImmune, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2023 (File No. 001-39101).

3.1	Second Amended and Restated Bylaws of Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023 (File No. 001-39101).

3.2	Certificate of Designations of Series X Non-Voting Convertible Preferred Stock.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 5, 2023 (File No. 001-39101).

4.1	Form of Series A-5 Warrant.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-2771161).

4.2	Form of Series A-6 Warrant.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-2771161).

4.3	Form of Series D Pre-Funded Warrant.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-2771161).

4.4	Form of Placement Agent Warrant.	Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-2771161).

10.1	Forbearance Agreement, dated as of June 29, 2023, by and among Baudax Bio, Inc, Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lender party hereto.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2023 (File No. 001-39101).

10.1*

Amendment No. 5 and Waiver to Credit Agreement, dated March 29, 2023, by and Baudax Bio, Inc., Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lenders party thereto.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023 (File No. 001-39101).

10.2

Amendment No. 1 to Forbearance Agreement, dated as of July 30, 2023, by and among Baudax Bio, Inc, Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lender party hereto.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 31, 2023 (File No. 001-39101).

10.3	Form of Securities Purchase Agreement.	Incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed on April 26, 2023 (File No. 333-271161).

10.4●	Employment Agreement, by and between Baudax Bio, Inc. and Jillian Dilmore, dated May 10, 2023.	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023 (File No. 001-39101).

10.5*

Exclusive Patent License Agreement, dated as of June 18, 2020, by and between the U.S. Department of Health and Human Services, as represented by the National Institute of Allergy and Infectious Diseases and TeraImmune, Inc.

Filed herewith.

10.6*	Exclusive License Agreement, dated November 11, 2020, by and between the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and TeraImmune, Inc.	Filed herewith.

10.7*	Exclusive License Agreement, dated August 5, 2019, by and between the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. and TeraImmune, Inc.	Filed herewith.

10.8*	Biological Materials License Agreement, dated August 26, 2019, by and between the U.S. Department of Health and Human Services, as represented by the National Cancer Institute and TeraImmune, Inc.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

* Certain identified information in the exhibit has been omitted because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

∆ Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Baudax Bio agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Baudax Bio may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

● Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUDAX BIO, INC.

Date: August 16, 2023	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2023	By:	/s/ Jillian Dilmore
Jillian Dilmore
Corporate Controller
(Principal Financial and Accounting Officer)