Form 10-Q
period 2023-09-30
Baudax Bio, Inc.
filed 2023-11-20
CIK 1780097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-39101

Baudax Bio, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	47-4639500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 Lapp Road, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(484) 395-2440

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01	BXRX	Nasdaq Capital Market*

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

As of November 17, 2023, there were 43,593,082 shares of common stock, par value $0.01 per share, outstanding.

*As previously reported, November 16, 2023, the registrant's common stock has been suspended from trading on the Nasdaq Capital Market. The registrant expects that its shares will be delisted from the Nasdaq Capital Market after the Nasdaq Stock Market LLC files a Form25-NSE with the SEC and the resgistrant's common stock will no longer be registered pursuant to Section 12(b) of the Act following the effectiveness of such filing. The registrant's common stock is currently being quoted on the OTC Pink Open Market under the symbol "BXRX".

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
•
the suspension and anticipated delisting of our common stock from the Nasdaq Capital Market;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAUDAX BIO, INC.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$363	$5,259
Prepaid expenses and other current assets	975	303
Current assets of discontinued operation	—	785
Total current assets	1,338	6,347
Property and equipment, net	3,671	9
Right-of-use asset, net	2,877	854
Intangible asset	3,900	—
Goodwill	8,797	2,127
Non-current assets of discontinued operation	—	695
Total assets	$20,583	$10,032
Liabilities, Non-Voting Convertible Preferred Stock and Shareholders' Deficit
Current liabilities:
Accounts payable	$7,822	$3,198
Accrued expenses and other current liabilities	3,652	2,133
Current portion of long-term debt, net	4,228	5,600
Current portion of operating lease liability	341	231
Contingent consideration	83	—
Convertible bond payable	1,000	—
Derivative instrument	1,659	—
Other current liabilities	266	—
Current liabilities of discontinued operation	—	10,298
Total current liabilities	19,051	21,460
Long-term debt, net	—	1,519
Long-term operating lease liability	2,528	585
Deferred tax liability	202	—
Other long-term liabilities	—	13
Non-current liabilities of discontinued operation	—	10,697
Total liabilities	21,781	34,274
Commitments and contingencies (Note 12)
Mezzanine equity:
Series X non-voting convertible preferred stock, $0.01 par value, Authorized, 27,090 shares; issued and outstanding 20,066 shares at September 30, 2023	9,040	—
Shareholders’ deficit:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; shares issued and outstanding, 36,267 at September 30, 2023 and 0 December 31, 2022	—	—
Common stock, $0.01 par value. Authorized, 190,000,000 shares; issued and outstanding, 12,164,753 shares at September 30, 2023 and 1,623,913 shares at December 31, 2022	122	16
Additional paid-in capital	178,940	166,646
Accumulated deficit	(189,300)	(190,904)
Total shareholders’ deficit	(10,238)	(24,242)
Total liabilities, non-voting convertible preferred stock and shareholders’ deficit	$20,583	$10,032

See accompanying notes to unaudited consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2023	2022	2023	2022
Operating expenses:
Research and development	$1,901	$622	$6,597	$2,196
General and administrative	3,639	2,953	7,664	12,785
Change in fair value of warrants and derivatives	(3,587)	—	(717)	(7)
Change in contingent consideration valuation	(177)	—	(35)	—
Total operating expenses	1,776	3,575	13,509	14,974
Operating loss from continuing operations	(1,776)	(3,575)	(13,509)	(14,974)
Other expense:
Other expense, net	(115)	(512)	(3,069)	(1,652)
Net loss from continuing operations	$(1,891)	$(4,087)	$(16,578)	$(16,626)
Income (loss) on discontinued operation	(43)	(25,120)	18,673	(32,920)
Net income (loss)	$(1,934)	$(29,207)	$2,095	$(49,546)

Per share information:
Net loss per share from continuing operations, basic and diluted	$(0.29)	$(13.81)	$(3.36)	$(86.53)
Net income (loss) per share from discontinued operations, basic and diluted	$(0.01)	$(84.89)	$3.69	$(171.34)
Net income (loss) per share, basic and diluted	$(0.30)	$(98.70)	$0.33	$(257.87)
Weighted average common shares outstanding, basic and diluted	7,993,522	295,903	5,065,759	192,135

See accompanying notes to unaudited consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Non-voting Convertible Preferred Stock and Shareholders’ Deficit

(Unaudited)

For the Nine Months Ended September 30, 2023
	Series X Convertible Preferred Stock		Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2022	—	$—	—	$—	1,623,913	$16	$166,646	$(190,904)	$(24,242)
Stock-based compensation expense	—	—	—	—	—	—	194	—	194
Issuance of common stock and warrants for public offering, net	—	—	—	—	—	—	(55)	—	(55)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	—	—	2	—	—	—	—
Exercise of warrants	—	—	—	—	961,787	10	4,318	—	4,328
Issuance of warrants for MAM debt amendment	—	—	—	—	—	—	1,058	—	1,058
Net income	—	—	—	—	—	—	—	11,404	11,404
Balance, March 31, 2023	—	$—	-	$—	2,585,702	$26	$172,161	$(179,500)	$(7,313)
Stock-based compensation expense	—	—	—	—	—	—	208	—	208
Issuance of common stock and warrants for public offering, net	—	—	—	—	3,478,262	35	3,222	—	3,257
Issuance of Series X convertible preferred stock upon acquisition of TeraImmune	20,066	9,040	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of TeraImmune	—	—	—	—	897,903	9	535	—	544
Net loss	—	—	—	—	—	—	—	(7,375)	(7,375)
Balance, June 30, 2023	20,066	$9,040	-	$—	6,961,867	$70	$176,126	$(186,875)	$(10,679)
Stock-based compensation expense	—	—	—	—	—	—	253	—	253
Issuance of common stock and warrants for registered direct offering, net	—	—	—	—	3,401,787	34	1,577	—	1,611
Sale of common stock under equity line of credit, net of transaction costs	—	—	—	—	1,794,170	18	493	—	511
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	—	—	6,929	—	—	—	—
Deemed dividend on warrant modification							455	(455)
Stock dividend	—	—	36,267	—	—	—	36	(36)	—
Net income	—	—	—	—	—	—	—	(1,934)	(1,934)
Balance, September 30, 2023	20,066	$9,040	36,267	$—	12,164,753	$122	$178,940	$(189,300)	$(10,238)

See accompanying notes to unaudited consolidated financial statements

BAUDAX BIO, INC.

Consolidated Statements of Shareholders’ (Deficit) Equity

(Unaudited)

For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Total
Balance, December 31, 2021	8,289	$—	70,181	$1	$145,314	$(132,089)	$13,226
Stock-based compensation expense	—	—	—	—	521	—	521
Issuance of common stock and warrants for registered direct offerings, net	—	—	—	—	(13)	—	(13)
Issuance of common stock and warrants for public offering, net	—	—	87,719	1	8,817	—	8,818
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	56	—	—	—	—
Conversion of preferred stock	(8,289)	—	2,368	—	—	—	—
Net loss	—	—	—	—	—	(12,809)	(12,809)
Balance, March 31, 2022	—	$—	160,324	$2	$154,639	$(144,898)	$9,743
Stock-based compensation expense	—	—	—	—	325	—	325
Issuance of common stock and warrants for registered direct offerings, net	—	—	41,152	—	1,720	—	1,720
Issuance of common stock and warrants for public offering, net	—	—	—	—	(28)	—	(28)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	245	—	—	—	—
Net loss	—	—	—	—	—	(7,531)	(7,531)
Balance, June 30, 2022	—	$—	201,721	$2	$156,656	$(152,429)	$4,229
Stock-based compensation expense	—	—	—	—	874	—	874
Issuance of common stock and warrants for registered direct offerings, net	—	—	—	—	(38)	—	(38)
Issuance of shares pursuant to vesting of restricted stock units, net of shares withheld for income taxes	—	—	4,289	—	(29)	—	(29)
Stock dividend	20,004				20	(20)	—
Net income	—	—	—	—	—	(29,207)	(29,207)
Balance, September 30, 2022	20,004	$—	206,010	$2	$157,483	$(181,656)	$(24,171)

See accompanying notes to unaudited consolidated financial statements.

BAUDAX BIO, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(amounts in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,095	$(49,546)
(Income) loss on discontinued operation	(18,673)	32,920
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Stock-based compensation	642	1,062
Non-cash interest expense	297	652
Depreciation expense	135	38
Non-cash loss on retirement of fixed assets	5	(86)
Loss on extinguishment of debt	2,196	—
Change in fair value of warrants and derivatives	(717)	(7)
Right-of-use asset	111	—
Change in contingent consideration valuation	(35)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(404)	923
Accounts payable, accrued expenses and other liabilities	4,750	947
Operating lease liability	(82)	—
Net cash used in operating activities, continuing operations	(9,680)	(13,097)
Cash flows from investing activities:
Cash acquired in acquisition of TeraImmune	142	—
Purchase of property and equipment	(21)	—
Net cash provided by investing activities, continuing operations	121	—
Cash flows from financing activities:
Payment of deferred financing costs	(291)	—
Proceeds from public offering, net of transaction costs	3,494	14,270
Proceeds from registered direct offerings, net of transaction costs	1,712	1,762
Payments on long-term debt	(4,050)	(1,112)
Proceeds from warrant exercises	4,328	69
Proceeds from equity line of credit, net of transaction costs	313	—
Payments of withholdings on shares withheld for income taxes	—	(3)
Net cash provided by financing activities, continuing operations	5,506	14,986
Net (decrease) increase in cash and cash equivalents from continuing operations	(4,053)	1,889
Discontinued operation:
Cash flows used in operating activities	(843)	(10,913)
Cash flows used in investing activities	—	(20)
Cash flows used in financing activities	—	(1,200)
Net decrease in cash and cash equivalents from discontinued operations	(843)	(12,133)
Cash and cash equivalents, beginning of period	5,259	15,891
Cash and cash equivalents, end of period	$363	$5,647
Deferred financing costs included in accounts payable	$168	$—
Acquisition of TeraImmune through issuance of Series X convertible preferred stock and common stock	$9,584	$—
Offering costs included in accounts payable and accrued expenses	$1,053	$213

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

The Company has determined that it operates in a single segment involved in innovative products predominantly for orphan and rare diseases.

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

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(2) Development Activity Risks, Liquidity and Going Concern

The Company has incurred operating losses since inception and has negative cash flows, working capital and equity, including an accumulated deficit of $189,300, as of September 30, 2023.

Additionally, TeraImmune failed to pay its Convertible Bond Agreement, dated March 22, 2022, with EoFlow Co., Ltd. (the ‘‘5% Convertible Term Loan’’), on the stated maturity date of November 30, 2022. The Company is offering conversion of the notes with an outstanding balance, including accrued interest, of $1,239 at September 30, 2023, into shares of the Company's common stock or by providing the noteholders with a repayment plan. This debt was part of the liabilities assumed by the Company in connection with the acquisition of TeraImmune (see Notes 5 and 11).

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

The Company's management assesses the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. Based on the Company’s available cash and cash equivalents as of September 30, 2023, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. The Company expects to seek additional funding to sustain its future operations and while the Company has successfully raised capital in the past, the ability to raise capital in future periods is not assured. The Company is not expected to be able to maintain its minimum liquidity covenant over the next twelve months without additional inflows of funds or capital financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Summary of Significant Accounting Principles

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. The Consolidated Balance Sheet as of December 31, 2022 has been derived from audited financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company performs its annual goodwill and indefinite-lived intangible asset impairment tests as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting unit, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. The Company performed a goodwill impairment test as of September 30, 2023 after identifying indicators of impairment. There was no impairment to goodwill based on the Company's analysis as of September 30, 2023.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(j) Redeemable Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares, including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, and consisting of Series X Non-Voting Convertible Preferred Stock ("Series X Preferred Stock") are classified as temporary equity as of September 30, 2023. At all other times, preferred shares are classified as stockholders’ equity.

(k) Equity-method Investment

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in the Company's statements of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee, representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

The Company’s equity-method investment includes its investment in TeraImmune Therapeutics, Co., Ltd., ("TIT"). The carrying value of the Company’s investment in TIT is recorded in equity method investments in the consolidated balance sheet and is immaterial as of September 30, 2023.

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

(m) Net Income (Loss) Per Common Share

Net loss per common share is computed using the two-class method required due to the participating nature of the Series X Preferred Stock. Although the shares of the Series X Preferred Stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss from continuing operations per share calculation as of September 30, 2023.

Basic net loss per common share is determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted net loss per common share is determined using the weighted average common shares outstanding during the period plus the weighted average number of shares of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. The Company uses income from continuing operations as the control number in determining whether potential common shares are dilutive or antidilutive. The same number of potential common shares used in computing the diluted per-share amount for income from continuing operations is used in computing all other reported diluted per-share amounts even if those amounts will be antidilutive to

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

their respective basic per-share amounts. Outstanding warrants, common stock options, unvested restricted stock units and convertible redeemable preferred shares are excluded from the calculation of diluted net loss per share when their effect would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and Diluted Income (Loss) Per Share
Net loss from continuing operations	$(1,891)	$(4,087)	$(16,577)	$(16,626)
Deemed dividend	$(455)	$—	$(455)	$—
Net loss attributable from continuing operations to common shareholders	$(2,346)	$(4,087)	$(17,032)	$(16,626)
Net income (loss) from discontinued operation	$(43)	$(25,120)	$18,673	$(32,920)
Net income (loss) attributable to common shareholders	$(2,389)	$(29,207)	$1,641	$(49,546)

Net loss per share from continuing operations	$(0.29)	$(13.81)	$(3.36)	$(86.53)
Net income (loss) per share from discontinued operation	$(0.01)	$(84.89)	$3.69	$(171.34)
Net income (loss) per share of common stock, basic and diluted	$(0.30)	$(98.70)	$0.33	$(257.87)

Weighted average common shares outstanding, basic and diluted	7,993,522	295,903	5,065,759	192,135

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options and restricted stock units outstanding	977,491	606,652	977,491	606,652
Warrants	13,239,805	31,298,007	13,239,805	31,298,007
Series X Preferred Stock	20,066,208	—	20,066,208	—

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

There were no assets or liabilities of discontinued operations as of September 30, 2023. The following table shows amounts included in assets and liabilities of discontinued operations, respectively, on the Company’s Consolidated Balance Sheet at December 31, 2022:

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The results of operations from discontinued operations for the three and nine months ended September 30, 2023 and 2022, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following:

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$—	$238	$16	$959

Operating expenses:
Cost of sales	43	1,208	552	2,217
Research and development	—	23	—	654
Selling, general and administrative	—	855	—	9,242
Amortization of intangible assets	—	644	—	1,932
Change in contingent consideration valuation	—	1,222	(19,900)	(1,254)
Loss on impairment of property and equipment	—	3,663	485	3,662
Impairment of Intangible Asset	—	17,746		17,746
Total operating expenses	43	25,361	(18,863)	34,199
Operating gain (loss) from discontinued operation	(43)	(25,123)	18,879	(33,240)
Other expense:
Other expense, net	—	3	(206)	320
Net income (loss) from discontinued operation	$(43)	$(25,120)	$18,673	$(32,920)

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

Pursuant to the Merger Agreement, the Company held a special meeting of shareholders (the “Special Meeting”) to submit (i) the approval of the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a) and (ii) the approval to effect a reverse stock split of all of the Company’s issued and outstanding shares of common stock, among other matters, to its shareholders for their consideration. The special meeting was held on October 12, 2023 and shareholders approved both the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a) and the reverse stock split of all of the Company’s issued and outstanding shares of common stock, among other matters.

The Company incurred transaction costs of $575 for the three and nine months ended September 30, 2023, which are included in the Company’s condensed consolidated statement of operations.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Assets acquired:	As Initially Reported	Measurement Period Adjustments	As Adjusted
Cash and cash equivalents	$142	$—	$142
Prepaid expenses and other current assets	52	—	52
Property and equipment, net	3,781	—	3,781
Goodwill	7,109	(439)	6,670
In-process research and development assets	3,500	400	3,900
Operating lease right-of-use assets	2,135	—	2,135
Total assets	$16,719	$(39)	$16,680
Liabilities assumed:
Accounts payable	$515	$(39)	$476
Accrued expenses and other current liabilities	789	—	789
Convertible bond payable	1,000	—	1,000
Deferred tax liability	202	—	202
Operating lease liabilities	2,135	—	2,135
Derivative instrument	2,376	—	2,376
Total liabilities assumed	$7,017	$(39)	$6,978
Net assets acquired	$9,702	$—	$9,702

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

The Company determined the estimated fair values for the IPR&D assets as of the Acquisition Date using the income approach. This is a valuation technique that provides an estimate of fair value of the asset, based on the market participant's expectations of the cash flows that the asset are forecasted to generate. The cash flows were discounted at a rate commensurate with the level of risk associated with its projected cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value.

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

The Convertible bond payable with an outstanding balance and accrued interest of $1,239 (see note 11) and the shares held by an investor in TIT were not converted into Baudax Bio shares upon the closing of the Merger (collectively “Unconverted Securities”). The Unconverted Shares are convertible into the Escrow Shares of 314,282 common shares and 7,024 preferred shares and are not included in issued and outstanding shares. Based on the Merger Agreement, if the Escrow Shares remain undistributed twelve months from the Closing Date (“Escrow End Date”), these Escrow Shares will be distributed on a pro rata basis to the holders of TeraImmune common stock as of immediately prior to the Merger. The Company accounts for the Escrows Shares and the potential distribution to the TeraImmune common stockholders as contingent consideration. The contingent consideration is liability classified at the time of acquisition and again as of September 30, 2023, as the underlying securities to be issued are substantially comprised of the Company’s Series X Preferred Stock. Contingent consideration is recorded at its estimated fair value at each reporting period using a probability weighted method using management’s estimates, level 3 observable inputs, and the likelihood of 3% and 5% for the TIT investor and bondholder, respectively, that the Escrow Shares will not be issued to the holders of the Unconverted Securities on or prior to the Escrow End Date. Changes in fair value of contingent consideration are recorded within the accompanying consolidated statements of operations.

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

(amounts in thousands, except share and per share data)

(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Acquisition had taken place on January 1, 2023. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

Nine Months Ended September 30, 2023
Operating expenses	$15,146
Loss from operations	(15,146)
Net loss from continuing operations	(18,082)
Net income	592

Nonrecurring pro forma transaction costs directly attributable to the Acquisition were $575 for the three and nine months ended September 30, 2023 and have been deducted from the net loss presented above.

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
•
Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At September 30, 2023:
Assets:
Cash equivalents (See Note 7)
Money market mutual funds	$53	$—	$—
Total cash equivalents	$53	$—	$—
Liabilities:
Derivative liability	$—	$—	$1,659
Contingent consideration (See Note 5)	—	—	83
	$—	$—	$1,742

At December 31, 2022:
Assets:
Cash equivalents (See Note 7)
Money market mutual funds	$2,241	$—	$—
Total cash equivalents	$2,241	$—	$—

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of September 30, 2023, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts payable and accrued expenses, which approximate fair value due to the short-term nature of these instruments. The fair value of debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of debt approximated fair value at September 30, 2023 due to the fact that the debt arrangements reflect market terms from recent transactions.

The reconciliation of liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Contingent Consideration and Derivative Liability
Balance at December 31, 2022	$—
Acquisition of contingent consideration and derivative liability	2,494
Remeasurement	(752)
Total at September 30, 2023	$1,742

Current portion as of September 30, 2023	$1,742
Long-term portion as of September 30, 2023	—

See Note 5 for discussion on contingent consideration.

(7) Cash Equivalents

The following is a summary of cash equivalents:

	September 30, 2023
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$53	$—	$—	$53
Total cash equivalents	$53	$—	$—	$53

	December 31, 2022
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$2,241	$—	$—	$2,241
Total cash equivalents	$2,241	$—	$—	$2,241

As of September 30, 2023 and December 31, 2022, the Company’s cash equivalents had maturities of one month.

(8) Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2023	December 31, 2022
Building and improvements	$3,366	$166
Furniture, office and computer equipment	292	306
Manufacturing and laboratory equipment	532	—
	4,190	472
Less: accumulated depreciation and amortization	519	463
Property and equipment, net	$3,671	$9

Depreciation and amortization expense for the three and nine months ended September 30, 2023 was $131 and $135, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $9 and $38, respectively.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(9) Leases

The Company is a party to various operating leases in (i) Malvern, Pennsylvania, (ii) Dublin, Ireland and (iii) Germantown, Maryland for office and lab space and office equipment.

The Company determines if an arrangement is a lease at inception or upon acquisition of previous arrangements through a merger. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Lease terms vary based on the nature of operations. All leased facilities recorded on the unaudited consolidated balance sheet are classified as operating leases with remaining lease terms between 4 and 8 years. Most leases contain specific renewal options where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Costs determined to be variable and not based on an index or rate were not included in the measurement of operating lease liabilities. As most leases do not provide an implicit rate, the Company’s effective interest rate was used to discount its lease liabilities.

The Company’s leases with an initial term of twelve months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right of use asset or lease liability on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term.

As of September 30, 2023, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2023	$168
2024	690
2025	702
2026	724
2027	745
2028 and thereafter	1,897
Total lease payments	4,926
Less imputed interest	(2,057)
Total operating lease liability	$2,869

As of September 30, 2023, the weighted average remaining lease term was 7 years and the weighted average discount rate was 17%.

The components of the Company’s lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$171	$70	$311	$215
Short-term lease cost	-	33	36	106
Total lease cost	$171	$103	$347	$321

Cash paid for amounts included in the measurement of lease liabilities, which is included in operating cash flows, was $431 and $254 for the nine months ended September 30, 2023 and 2022, respectively.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Payroll and related costs	$1,016	$656
Professional and consulting fees	1,562	789
Other research and development costs	636	593
Interest payable	314	94
Other	124	1
	$3,652	$2,133

(11) Debt

Credit Agreement

The following table summarizes the components of the carrying value of the Company's credit agreement:

	September 30,	December 31,
	2023	2022
Credit Agreement	$10,000	$10,000
Payment of principal	(6,294)	(2,244)
Unamortized deferred issuance costs	—	(828)
Accrued amendment fee	284	—
Exit fee accretion	238	191
Total debt	$4,228	$7,119

Current portion	$4,228	$5,600
Long-term portion, net	—	1,519

On May 29, 2020 (the “Credit Agreement Closing Date”), the Company entered into a $50,000 Credit Agreement (the “Credit Agreement”) by and among the Company, Wilmington Trust, National Association, in its capacity as the agent (“Agent”), and MAM Eagle Lender, LLC, as the lender (together with any other lenders under the Credit Agreement from time to time, collectively, the “Lenders”). The Credit Agreement provides for a term loan in the original principal amount of $10,000 (the “Tranche One Loans”) funded on the Credit Agreement Closing Date. Pursuant to the terms of the Credit Agreement, there are four additional tranches of term loans, in an aggregate original principal amount of $40,000 (the “Tranche Two Loans”, “Tranche Three Loans”, “Tranche Four Loans” and the “Tranche Five Loans”, and collectively with the Tranche One Loans, the “Term Loans” and each a “Term Loan”). As of September 30, 2023, no funds have been drawn from the additional tranches and are not expected to be drawn in the future.

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

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Subject to certain exceptions, the Company is required to make mandatory prepayments of the Term Loans, with the proceeds of asset sales, extraordinary receipts, debt issuances and specified other events. The Company may make voluntary prepayments in whole or in part, subject to a prepayment premium equal to (i) with respect to any prepayment paid on or prior to the third anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the third anniversary of the date each such loan is funded), the remaining scheduled payments of interest that would have accrued on the Term Loans being prepaid, repaid or accelerated, but that remained unpaid, in no event to be less than 5.0% of the principal amount of the Term Loan being prepaid, and (ii) with respect to any prepayment paid after the third but prior to the fourth anniversary of the Tranche One Loan (or, in the case of each of the Tranche Two Loans, Tranche Three Loans, Tranche Four Loans or Tranche Five Loans, the fourth anniversary of the date each such loan is funded), 3.0% of the principal amount of the Term Loan being prepaid. In addition, an exit fee will be due and payable upon prepayment or repayment of the Term Loans (including, without limitation, on the Maturity Date) equal to the lesser of 2.5% of the sum of the aggregate principal amount of the Term Loans advanced or approved to be advanced by the Lenders and $700; provided that such exit fee will be equal to $700 if fee is paid in conjunction with a change of control that occurs in connection with the payoff or within 6 months thereof. As of September 30, 2023, the Company will have to pay a 2.5% exit fee, which is $250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants including a minimum liquidity requirement of $5,000 at all times (the “Minimum Liquidity Covenant”) and minimum EBITDA levels that the Company may need to satisfy on a quarterly basis beginning in September 2021, subject to borrowing levels. As of September 30, 2023, the Company was in compliance with the Minimum Liquidity Covenant as the minimum EBITDA criteria is not applicable until additional tranches are drawn. As of September 30, 2023, borrowings under the Credit Agreement are classified based on their schedule maturities.

In connection with the Credit Agreement, the Company issued a warrant to MAM Eagle Lender, LLC to purchase 376 shares of the Company’s common stock, at an exercise price equal to $6,426.00 per share. See Note 13(c) for additional information. The warrant is exercisable through May 29, 2027.

The Company recorded debt issuance costs for the Credit Agreement of $1,496 plus the fair value of warrants of $1,423, which were being amortized using the effective interest method over the term of Credit Agreement prior to the Fifth Amendment, as defined below. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. The Company recorded debt issuance cost amortization related to the Credit Agreement prior to the Fifth Amendment of $263 for both the three and nine months ended September 30, 2023. The Company recorded debt issuance cost amortization related to the Credit Agreement of $209 and $421 for the three and nine months ended September 30, 2022, respectively.

On August 1, 2022, the Company entered into Amendment No. 1 and Waiver to Credit Agreement, (the "First Amendment"), with MAM Eagle Lender. Pursuant to the terms of the First Amendment, the lenders waived any default under the credit agreement (including the imposition of a default interest rate with respect to the default) resulting from the Company's failure to comply with the Minimum Liquidity Covenant. In addition, the First Amendment, among other items, (i) provided that 30% of any cash proceeds received by the Company from certain potential strategic licensing transactions shall be used to prepay amounts outstanding under the credit agreement; and (ii) decreases the amount of cash the Company is required to maintain pursuant to the Minimum Liquidity Covenant to $3,000 for a period beginning on August 1, 2022, and ending on August 31, 2022, at which point the amount required pursuant to the Minimum Liquidity Covenant shall increase to $5,000.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

On October 24, 2022, the Company entered into Amendment No. 2 and Waiver to Credit Agreement, (the "Second Amendment"), with MAM Eagle Lender. Pursuant to the terms of the Second Amendment, the Credit Agreement was amended such that the Company must repay the principal thereunder (i) on the first business day of each month until the Interest Payment Date on December 1, 2022, in equal monthly installments of principal based on an amortization schedule of 36 months, (ii) an additional payment of principal in the amount of $300 prior to December 31, 2022 and (iii) commencing on the Interest Payment Date on January 2, 2023 and on each Interest Payment Date thereafter until the obligations have been repaid in full, the principal amount of $500. In addition, the Second Amendment decreased the minimum cash covenant the Company is required to maintain under the Credit Agreement to (i) $3,000 for the period beginning on October 1, 2022, and ending on November 30, 2022, (ii) $4,500 for the period beginning on December 1, 2022, and ending on February 28, 2023, and (iii) $4,000 from and after March 1, 2023. Further, the Company agreed that prior to December 31, 2022, it shall not, without the prior written consent of the Lenders, make or permit any payment under its agreements with Alkermes. In consideration for the Second Amendment, the Company agreed to pay the Agent an amendment fee of $5 and the Lender an amendment fee of $200.

On December 1, 2022, the Company entered into Amendment No. 3 to Credit Agreement with MAM Eagle Lender (the "Third Amendment"). Pursuant to the terms of the Third Amendment, the Third Amendment decreased the minimum cash covenant the Company is required to maintain under the credit agreement to (a) from October 1, 2022 to December 6, 2022 to not be less than $3,000 at any time, (b) from December 7, 2022 to February 28, 2023 to not be less than $4,500, and (c) from and after March 1, 2023 to not be less than $4,000.

In January 2023, the Company entered into Amendment No. 4 to Credit Agreement with MAM Eagle Lender (the "Fourth Amendment"). Pursuant to the terms of the Fourth Amendment, the Credit Agreement was amended such that the Company agreed to make (i) a payment of principal in the amount of $500 on January 3, 2023, (ii) a payment of principal in the amount of $300 on February 1, 2023 and March 1, 2023, and (iii) on the interest payment date on April 3, 2023 and on each interest payment date thereafter until the obligations are repaid in full, a payment in the principal amount of $500. In addition, the Fourth Amendment decreased the Minimum Liquidity Covenant to (i) $3,000 for the period beginning on October 1, 2022, and ending on December 6, 2022, (ii) $4,500 for the period beginning on December 7, 2022, and ending on January 10, 2023, (iii) $2,225 for the period beginning on January 11, 2023, and ending on February 28, 2023, and (iv) $3,000 from and after March 1, 2023. Further, the Company agreed that prior to April 30, 2023, it will not, without the prior written consent of MAM Eagle Lender, make or permit any payment under its agreements with Alkermes.

On March 29, 2023, the Company entered into Amendment No. 5 and Consent to Credit Agreement, (the "Fifth Amendment") whereby MAM Eagle Lender consented to the transactions contemplated by the Transfer Agreement (as defined above) and agreed to release and discharge any liens granted or held by the lenders in respect of the assets discussed in the Transfer Agreement. The parties also agreed to, among other things, amend the Minimum Liquidity Covenant to require that the Company maintains $2,500 of liquidity at all times. In connection with Fifth Amendment, the Company issued warrants to MAM Eagle Lender to purchase an aggregate of 785,026 shares of the Company’s common stock, par value $0.01 per share at an exercise price equal to $1.8951 per share.

In connection with the Acquisition, the Company entered into a Forbearance Agreement, dated as of June 29, 2023, by and among the Company, the Lenders and the Agent, solely in its capacity as administrative and collateral agent for the Lenders (the "Forbearance Agreement"), pursuant to which the Lenders agreed to forbear their rights to exercise any rights and remedies with respect to any default under the Credit Agreement, resulting from the Acquisition, for a period of up to 30 days following the closing of the Acquisition. On July 30, 2023, the parties entered into Amendment No. 1 to the Forbearance Agreement and Amendment No. 6 to Credit Agreement, whereby such deadline was extended until October 31, 2023. On October 31, 2023, the parties entered into Amendment No. 2 to the Forbearance Agreement and Amendment No. 8 to Credit Agreement to extend such deadline until March 31, 2024.

On August 31, 2023, the Company entered into Amendment No. 7 to Credit Agreement with MAM Eagle Lender, (the "Seventh Amendment". Pursuant to the Seventh Amendment, the Lenders agreed to, among other things, defer certain loan amortization payments and waive the Minimum Liquidity Covenant until December 31, 2023.

As a result of Fifth Amendment, the Company performed a cash flow analysis to determine if the terms of the amended agreement were substantially different from those of the previous debt agreement. Due to the amendment fee and the fair value of the warrants issued, the Company concluded the terms are substantially changed in accordance with ASC 470-50, Debt – Modifications and Extinguishments. ASC 470-50 requires accounting for the Fifth Amendment as a debt extinguishment and not a debt modification. The Company recorded a loss on debt extinguishment of $2,196 in the first quarter of 2023, which represents the difference between the net carrying value of the existing debt and the reacquisition

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

cost of the amended terms of the Credit Agreement and is attributable to unamortized debt issuance costs, the fair value of the warrants issued in connection with the Fifth Amendment and the Fifth Amendment fee.

Based on the terms of the amended agreement, as of September 30, 2023, the effective interest rate was 19.30%, which takes into consideration the accretion of the exit fee.

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

Bond Payable

On March 22, 2022, TeraImmune entered into the 5% Convertible Term Loan pursuant to which it borrowed an aggregate of $1,000 and accrued interest at a rate of 5% per annum during the period from April 8, 2022 to the maturity date of November 30, 2022, at which date the principal and accrued interest was to be paid in a lump sum. TeraImmune failed to repay the loan on the maturity date and, as a result, the note became subject to a default interest penalty of 20% on the defaulted balance as of November 30, 2022. The bond is convertible into 83,128 shares of common stock and 1,858 Series X Preferred Shares of the Company. Accrued interest of $239 as of September 30, 2023 is included in the Accrued expenses and other current liabilities line on the balance sheet. See additional discussion in Note 5.

Employee Promissory Notes

In October 2022, TeraImmune entered into promissory note agreements for accrued salaries with its employees (the “Employee Promissory notes”). The Employee Promissory notes deferred the payment of salaries of all TeraImmune employees and management by between 20-50% until such time as defined in the note agreements. The Employee Promissory notes provide that if TeraImmune is unable to repay these notes by December 31, 2022, 5% simple interest would be paid along with the accrued amounts of deferred compensation. As of September 30, 2023, the Employee Promissory notes totaled $241 and is included in the Accrued expenses and other current liabilities line on the balance sheet.

(12) Commitments and Contingencies

(a) Licenses and Supply Agreements

NMB License

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents (“NMBs”) and a proprietary reversal agent from Cornell University (“Cornell”). The NMBs and reversal agent are referred to herein as the NMB Related Compounds. The NMB Related Compounds include one novel intermediate-acting NMB that has initiated Phase I clinical trials and two other agents, a novel short-acting NMB, and a rapid-acting reversal agent specific to these NMBs. The Company is obligated to make: (i) an annual license maintenance fee payment to Cornell in the remaining range of $70 to $125 until the first commercial sale of the NMB Related Compounds; and (ii) milestone payments to Cornell upon the achievement of certain milestones, up to a maximum, for each NMB Related Compound, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is obligated to pay Cornell royalties on net sales of the NMB Related Compound at a rate ranging from low to mid-single digits, depending on the applicable NMB Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company reimburses Cornell for its ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMB Related Compounds. Through September 30, 2023, no such milestones have been achieved.

HA FVIII TCR Agreement

On August 5, 2019, TeraImmune entered into an exclusive worldwide license agreement (the “HA FVIII TCR Agreement”) with the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (“HJF”) for certain technologies used to create FVIII specific TCR or BAR expressing Tregs for human uses. Pursuant to the FVIII TCR Agreement, TeraImmune has a license royalty fee and annual royalties of $50 due to HJF annually.

BML Agreement

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

On August 26, 2019, TeraImmune entered into the non-exclusive Biological Materials License Agreement (“BML Agreement”) with the National Cancer Institute (“NCI”), a part of National Institute for Health (“NIH”), which is part of the U.S. Government Department of Health and Human Services. This agreement allows TeraImmune to use the pMSGV1 vector for the production of T cell products transduced with the retroviral vectors. Pursuant to the BMLA Agreement, TeraImmune has a license execution fee and annual royalties of $11 due to NIH annually.

HA ODN Agreement

On June 18, 2020, TeraImmune entered into an exclusive license agreement (the “HA ODN Agreement”) with National Institute of Allergy and Infectious Diseases (“NIAID”), a part of NIH. This license agreement allows TeraImmune to use the rights of patent for producing T cell populations enriched for stable regulatory Tregs aimed at developing Treg cell therapy for patients with hemophilia A who have inhibitory anti-FVIII auto-antibodies. Pursuant to the HA ODN Agreement, TeraImmune has a license royalty fee and annual royalties of $60 due to NIAID annually. The HA ODN Agreement also requires the payment of milestones and royalties upon the achievement of certain regulatory and commercialization milestones.

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

(b) Purchase Commitments

As of September 30, 2023, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $64 primarily related to goods and services from development activities.

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

On August 16, 2023, the Company, entered into a securities purchase agreement with institutional investors named therein pursuant to which the Company agreed to issue and sell, in a registered direct offering, (the "August 2023 Offering"), 2,006,544 shares of the Company’s common stock, par value $0.01 per share and 1,395,243 Series E pre-funded warrants to purchase 1,395,243 shares of common stock, at an offering price of $0.56 per share and $0.55 per Series E Pre-Funded Warrant. In a concurrent private placement, the Company agreed to issue and sell to the investors unregistered Series A-7warrants to purchase up to 3,401,787 shares of common stock. The Series A-7 warrants have an initial exercise price of $0.56 per share and are exercisable until October 12, 2028. Upon the Company effecting a reverse stock split, the exercise price of the Series A-7 warrants will be reduced to the lowest daily volume weighted average price of the common stock during the five trading days following such Reverse Stock Split, and the number of shares issuable upon exercise of the Series A-7 warrants will be increased such that the aggregate exercise price payable as a result of the adjustment is equal to the aggregate exercise price payable prior to the adjustment. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, was $1,611.

On August 23, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”). Pursuant to the ELOC Purchase Agreement, the Company may sell to Alumni Capital up to $50,000 (the “Investment Amount”), of shares (the “Purchase Notice Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), from time to time during the term of the ELOC Purchase Agreement. In consideration for Alumni Capital’s execution and delivery of the ELOC Purchase Agreement, the Company (i) issued 579,710 shares to Alumni Capital on September 25, 2023; (ii) issued 750,000 shares to Alumni Capital on October 13, 2023; (iii) issued 750,000 shares to Alumni Capital on October 18, 2023; and (iv) agreed to issue 818,840 shares to Alumni Capital within one business day after the earlier of (a) December 1, 2023 or (b) the day in which the Company' trading volume exceeds 5,000,000 shares of common stock, provided such day is after November 1, 2023 (collectively, the "Commitment Shares").

Pursuant to the ELOC Purchase Agreement, until December 31, 2024, the Company may, at its discretion, direct Alumni Capital to purchase on any single business day on which the closing price of its common stock on The Nasdaq Capital Market is equal to or greater than $0.25 for no amount less than $100 in shares of common stock and no greater than $1,000 in shares of common stock ($2,000 for the initial purchase thereunder), unless waived upon mutual discretion between the Company and Alumni Capital, up to an amount no greater than $5,000. The purchase price in respect of any purchase notice shall equal the lowest traded price of the common stock during the five business days prior to the closing of any purchase thereunder, multiplied by 90%.

The ELOC Purchase Agreement also prohibits the Company from directing Alumni Capital to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Alumni Capital and its affiliates, would result in Alumni Capital and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of common stock. The Company may terminate the ELOC Purchase Agreement at any time, without any cost or penalty, upon written notice to Alumni Capital. The ELOC Purchase Agreement does not include any of the following: (i) limitations on the Company’s use of amounts it receives as the purchase price for shares of common stock sold to Alumni Capital; (ii) financial or business covenants; (iii)

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

restrictions on future financings (other than restrictions on its ability to enter into other equity line of credit transactions or transactions that are similar thereto); (iv) rights of first refusal; or (v) participation rights or penalties.

The Company’s net proceeds under the ELOC Purchase Agreement for the nine months ended September 30, 2023 were $313, as $200 of common stock was issued to pay the commitment fee and recorded as a prepaid asset.

(b) Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of September 30, 2023, there were 36,267 shares of Preferred Stock issued and outstanding.

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

In September 2022, 20,003.745 shares of Series B Preferred Stock were declared as a stock dividend and issued on October 3, 2022. On November 3, 2022, all of the outstanding shares of Series B Preferred Stock were redeemed for nominal consideration pursuant to the terms of the Series B Preferred Stock.

On August 23, 2023, the board of directors of the Company declared a dividend of one one-thousandth (1/1,000th) of a share of Series C Preferred Stock, par value $0.01 per share ("Series C Preferred Stock"), for each outstanding share of the Company's common stock, par value $0.01 per share to shareholders of record on September 5, 2023 (the "Record Date"). The shares of the Series C Preferred Stock were distributed to such recipients on September 7 , 2023. Each share of Series C Preferred Stock entitled the holder thereof to 1,000,000 votes per share. The outstanding shares of Series C Preferred Stock voted together with the outstanding shares of common stock of the Company as a single class exclusively with respect to the proposal to effect the Reverse Stock Split at the Company's special meeting of shareholders on October 12, 2023.

On September 7, 2023, 36,267 shares of Series C Preferred Stock were declared as a stock dividend and issued on September 7, 2023. On October 12, 2023, all of the outstanding shares of Series C Preferred Stock were redeemed for nominal consideration pursuant to the terms of the Series C Preferred Stock.

Non-voting Convertible Preferred Stock

In connection with the acquisition of TeraImmune, the Company issued 27,089.719 shares of Series X Preferred Stock (including 7,024 escrow shares). Holders of Series X Preferred Shares are not entitled to vote except for specific corporate matters including (i) changes to the rights and preferences of the Series X Preferred Stock, (ii) issuance of additional Series X Preferred Stock, and (iii) enter into a fundamental transaction such as a sale of the Company. Other key provisions of the Series X Preferred Stock are as follows:

•
Conversion - each share of Series X Preferred Stock will convert into 1,000 shares of common stock, subject to beneficial ownership limitations and approval of the common shareholders.
•
Dividends - Series X Preferred Stock did not participate in any dividends with common shareholders on an as-converted basis.
•
Liquidation - The Series X Preferred Stock ranked on parity with the Company's common stock upon any liquidation, dissolution or winding up of the Company.
•
Redemption - In the event the Company did not obtain an affirmative shareholder vote to permit conversion, each holder of Series X Preferred Stock may have elected, at the holder’s option, to have the shares of Series X Preferred Stock be redeemed by the Company and equal to the estimated fair value of the Series X Preferred

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Stock share at the time of redemption. Due to this redemption feature, the Series X Preferred Stock was classified within temporary equity on the consolidated balance sheet at September 30, 2023.

On October 12, 2023, the shareholders approved the conversion of the Series X preferred stock and on November 14, 2023 the 27,089.719 outstanding shares of Series X Preferred Stock converted into 27,089,719 shares of common stock.

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

In August 2023, the Company amended the terms of its Series A-5 warrants to purchase 3,478,262 shares of the Company’s common stock and Series A-6 warrants to purchase 3,478,262 shares of the Company’s common stock. The exercise price of the Series A-5 warrants was lowered from $1.15 per share of common stock to $0.56 per share of common stock, and the exercise price of the Series A-6 warrants was lowered from $1.15 per share of common stock to $0.56 per share of common stock. The expiration date of the Series A-5 warrants was extended to August 21, 2028, and the expiration date of the Series A-6 warrants was extended to February 21, 2025. The warrant modification resulted in a increase in the fair value of warrants of $455 and is recorded as a deemed dividend to holders of the warrants.

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of September 30, 2023, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

	Number of Shares	Exercise Price per Share	Expiration Date
March Series A Warrants (non-participating holders)	15	$0.56	March 26, 2025
MAM Eagle Lender Warrant	376	$6,426.00	May 29, 2027
November Series A Warrants	7,234	$4.50	December 6, 2027
November Placement Warrants	433	$2,073.75	November 24, 2025
December Placement Warrants	441	$2,038.75	December 18, 2025
January Warrants	7,358	$4.50	December 6, 2027
January Placement Warrants	441	$2,800.00	January 21, 2026
February Placement Warrants	471	$2,800.00	February 8, 2026
May Warrants	4,008	$23.924	June 1, 2027
May Warrants, repriced	6,013	$4.50	December 6, 2027
May Placement Warrants	601	$1,487.50	May 31, 2026
December 2021 Warrants	3,918	$23.924	June 27, 2027
December 2021 Warrants, repriced	5,143	$4.50	December 6, 2027
December 2021 Placement Agent Warrants	724	$448.00	December 27, 2026
March 2022 Warrants	1,952	$130.00	March 1, 2027
March 2022 Warrants, repriced	37,492	$23.924	March 1, 2027
March 2022A Warrants, repriced	48,246	$4.50	December 6, 2027
March 2022 Underwriter Warrants	5,263	$142.50	February 24, 2027
May 2022 Warrants	26,748	$43.60	May 19, 2027
May 2022 Warrants, repriced	14,404	$4.50	December 6, 2027
May 2022 Placement Agent Warrants	2,469	$60.752	May 17, 2027
August 2022 Series A-1 Warrants	152,612	$21.00	September 1, 2027
August 2022 Series A-1 Warrants, repriced	142,858	$4.50	December 6, 2027
August 2022 Series A-2 Warrants	152,612	$21.00	October 2, 2023
August 2022 Series A-2 Warrants, repriced	142,858	$4.50	December 6, 2027
August 2022 Placement Agent Warrants	17,728	$26.25	August 29, 2027
December 2022 Series A-3 Warrants	1,042,787	$4.50	December 6, 2027
December 2022 Placement Agent Warrants	62,567	$5.99375	December 2, 2027
MAM Eagle Lender Amendment No. 5 Warrant	785,026	$1.89510	March 29, 2033
April 2023 Series A-5 Warrants	3,478,262	$0.56	August 21, 2028
April 2023 Series A-6 Warrants	3,478,262	$0.56	February 21, 2025
April 2023 Placement Agent Warrants	208,696	$1.43750	April 26, 2028
August 2023 Series A-7 Warrants	3,401,787	$0.56	October 12, 2028

With the exception of the March Series A Warrants to purchase 15 shares of common stock related to the public offering and held by non-participating investors in the Exchange that are liability classified as they contain antidilution provisions that do not meet the standard definition of antidilution provisions, the remaining warrants outstanding are equity classified. As of September 30, 2023 the liability warrants had a nominal fair value.

(14) Stock-Based Compensation

The Baudax Bio 2019 Equity Incentive Plan

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company adopted the Baudax Bio 2019 Plan that allows for the grant of stock options, stock appreciation rights and stock awards for an initial total of 2,142 shares of common stock. On December 1st of each year, pursuant to the “Evergreen” provision of the Baudax Bio 2019 Plan, the number of shares available under the plan shall be increased by an amount equal to 5% of the outstanding common stock on December 1st of that year or such lower amount as determined by the Board of Directors. The total number of shares authorized for issuance under the Baudax Bio 2019 Plan as of September 30, 2023 is 31,581 shares. As of September 30, 2023, 19,220 shares are available for future grants under the Baudax Bio 2019 Plan.

Stock Options:

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. There were no options granted during the nine months ended September 30, 2023 or 2022.

The following table summarizes Baudax Bio stock option activity during the nine months ended September 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2022	1,939	$3,509.06	6.5 years
Expired/forfeited/cancelled	(402)	$3,891.09
Balance, September 30, 2023	1,537	$3,412.09	7.4 years
Vested	1,268	$3,523.09	7.3 years
Vested and expected to vest	1,537	$3,412.09	7.4 years

Included in the table above are 28 stock options outstanding as of September 30, 2023 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units (RSUs):

The following table summarizes Baudax Bio RSUs activity during the nine months ended September 30, 2023:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2022	10,611	$88.19
Granted	—	—
Vested and settled	(7,558)	3.41
Expired/forfeited/cancelled	(386)	1,318.71
Balance, September 30, 2023	2,667	$150.34
Expected to vest	2,667

Included in the table above are 2 shares of time-based RSUs outstanding as of September 30, 2023 that were granted outside of the plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock-Based Compensation Expense:

Stock-based compensation expense from continuing operations for the nine months ended September 30, 2023 and 2022 was $595 and $1,062, respectively.

As of September 30, 2023, there was $240 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 0.6 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of September 30, 2023, there was no aggregate intrinsic value of the vested and unvested options.

The TeraImmune 2019 Equity Plan

BAUDAX BIO, INC.

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

In 2019, TeraImmune adopted the TeraImmune 2019 Stock Option and Restricted Stock Plan (the “TeraImmune 2019 Plan”) that provides for the granting of incentive stock options, non-statutory stock options and restricted stock awards. As of September 30, 2023, there were no shares available for future issuance. The TeraImmune 2019 Plan was assumed by the Company through the Merger Agreement. Under the terms of the Merger Agreement, all options to purchase or acquire shares of TeraImmune held by continuing employees (as defined in the Merger Agreement) were assumed by the Company and converted into options to purchase shares of common stock and Series X Preferred Stock on the same terms and conditions as applied to such options and restricted stock awards immediately prior to the Acquisition.

Stock Options:

Options generally vest and become exercisable over two years and expire seven years from the date of grant. The weighted average grant-date fair value of the options awarded to employees during the nine months ended September 30, 2023 was $0.24. Under the TeraImmune 2019 Plan, the fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

September 30,
2023
Expected option life	5.6 years
Expected volatility	105%
Risk-free interest rate	4.38%
Expected dividend yield	—

The following table summarizes the stock option activity during the nine months ended September 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2022	—	$—	—
Granted	973,287	$2.37	5.6 years
Expired/forfeited/cancelled	—	$—
Balance, September 30, 2023	973,287	$2.37	5.4 years
Vested	275,370	$2.22	4.1 years
Vested and expected to vest	973,287	$2.37	5.4 years

Stock-Based Compensation Expense:

Stock-based compensation expense from continuing operations for the nine months ended September 30, 2023 was $47.

As of September 30, 2023, there was $116 of unrecognized compensation expense related to unvested options that are expected to vest and will be expensed over a weighted average period of 2.1 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of September 30, 2023, there was no aggregate intrinsic value of the vested and unvested options.

(15) Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the “401(k) Plan”) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended September 30, 2023 and 2022 were $19 and $17, respectively. Total Company contributions to the 401(k) plan for the nine months ended September 30, 2023 and 2022 were $77 and $161, respectively.

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

Overview

We are a biotechnology company focused on developing T cell receptor, or TCR, therapies utilizing human regulatory T cells, or Tregs, as well as having a portfolio of clinical stage Neuromuscular Blocking Agents, or NMBs, and an associated reversal agent. Our TCR Treg programs primarily focus on immune modulating therapies for orphan diseases or complications associated with such diseases, as well as the treatment of autoimmune disorders. We believe that our TCR Treg programs have the potential to provide valuable therapeutic options to patients suffering from diseases for which there are limited treatment options and significant unmet need, as well as to prescribers and payers in these markets.

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

Tregs are designed to recognize and target certain cells through the engagement of target-specific receptors by peptide antigens presented on the surface of the target cell by the major histocompatibility complex. Our proprietary and patented technology platform consists of two approaches: (1) which involves the isolation of natural Tregs, and (2) which involves engineering effector T, or Teff, cells into antigen-specific Tregs. Each approach is intended to recognize and attack antigens while avoiding an attack on healthy cells and tissues. The lead product candidate we acquired in the acquisition with TeraImmune, TI-168, is being developed for the treatment of Hemophilia A with inhibitors, which received IND clearance in 2022. We have in-licensed two patent families relating to TI-168, nucleic acids constructs encoding T cell receptors, methods of producing TI-168, immunosuppressive induced regulatory T cells from the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., or HJF, under two worldwide, exclusive, sublicensable royalty-bearing licenses. We also exclusively license a family of pending U.S. and foreign patent applications directed to immunosuppressive induced regulatory T cells and methods of producing these cells, which if issued would expire in 2041 subject to any applicable disclaimer or extensions.

We also hold exclusive global rights to two new molecular entities, which are NMBs, BX1000, an intermediate duration of action NMB that recently completed a successful Phase II clinical trial, and BX2000, an ultra-short acting NMB currently undergoing a Phase I dose escalation clinical trial. A proprietary blockade reversal agent, BX3000, is currently being evaluated in preclinical studies intended to support an IND filing in 2023. BX3000 is an agent that is expected to rapidly reverse BX1000 and BX2000 blockade. All three agents are licensed from Cornell University. We believe these agents, when an NMB and BX3000 are administered in succession, allow for a rapid onset of centrally acting neuromuscular blockade, followed by a rapid reversal of the neuromuscular blockade with BX3000. These novel agents have the potential to meaningfully reduce time to onset and reversal of blockade and improve the reliability of onset and offset of neuromuscular blockade. This can potentially reduce time in operating rooms or post operative units, resulting in potential clinical and cost advantages, as well as valuable cost savings for hospitals and ambulatory surgical centers and has the potential for an improved clinical profile in terms of safety.

In mid-2020, we launched our first commercial product, ANJESO, in the United States. ANJESO was the first and only 24-hour, intravenous, analgesia agent. We discontinued commercial sales of ANJESO in December 2022 and further withdrew its New Drug Application, or NDA, related to ANJESO in late March 2023.

Our costs have consisted primarily of expenses incurred in conducting our manufacturing and commercialization of ANJESO, which was discontinued in December 2022, as well as public company and personnel costs, clinical trials and preclinical studies, regulatory activities, and manufacturing costs for our NMB blocking and reversal agents. We intend to begin a trial of TI-168 in patients with Hemophilia A with inhibitors in 2024.

We expect to incur operating losses for at least the next several years. We expect substantially all of our operating losses to result from costs incurred in connection with our development programs, including our clinical, nonclinical, preclinical and manufacturing related activities. Our expenses over the next several years are expected to primarily relate to developing our product candidates. In addition, we may incur costs associated with the acquisition or in-license of products and successful commercialization of the developed, acquired or in-licensed products.

Business Acquisition

On June 29, 2023, in accordance with the terms of an Agreement and Plan of Merger, or the Merger Agreement, we acquired 100% of the outstanding security interests of TeraImmune in a “stock-for-stock” transaction, or the Acquisition, whereby all TeraImmune outstanding equity interests were exchanged for a combination of shares of our common stock and shares of Series X Non-Voting Convertible Preferred Stock, or Series X Preferred Stock. Under the terms of the Merger Agreement, TeraImmune stockholders, or Target Stockholders, received (i) 1,212,185 shares of our common stock and (ii) 27,089.719 shares of Series X Preferred Stock, of which 314,282 of common stock and 7,024 of preferred stock are classified as escrow shares at Closing. In addition, all outstanding options to purchase or acquire shares of TeraImmune common stock were assumed by us and converted into restricted stock awards and options to purchase shares of common stock and Series X Preferred Stock on the same terms and conditions as applied to such options and restricted stock awards immediately prior to the Acquisition. Each share of Series X Preferred Stock convert into 1,000 shares of common stock upon conversion and shareholder approval. On a pro forma basis and based upon the number of shares of our common stock and Series X Preferred Stock issued in the Acquisition, our shareholders immediately prior to the Acquisition will own approximately 18% of the combined company (on an as-converted, fully-diluted basis and excluding certain out-of-the-money warrants held by our shareholders) immediately after these transactions. The Acquisition was unanimously approved by our Board of Directors and the Board of Directors of TeraImmune. The closing of the transaction was not subject to the approval of our shareholders.

Pursuant to the Merger Agreement, we agreed to hold a special meeting of shareholders, or the Special Meeting, to submit certain matters to our shareholders for their consideration, including: (i) the approval of the conversion of the Series X Preferred Stock into shares of common stock in accordance with Nasdaq Listing Rule 5635(a), or the Conversion Proposal, and (ii) the approval to effect a reverse stock split of all of our issued and outstanding shares of common stock, or the Reverse Stock Split Proposal, together with the Conversion Proposal, the “Merger Agreement Meeting Proposals”. On October 12, 2023 the shareholders approved both the Conversion Proposal and the Reverse Stock Split Proposal. On November 14, 2023, the 27,089.719 outstanding shares of Series X Preferred Stock converted into 27,089,719 shares of common stock

ANJESO Transfer Agreement

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

Cost of Sales

Historically, cost of sales included product costs, manufacturing costs, transportation and freight, royalty expense, qualification costs for a secondary manufacturing suite and indirect overhead costs associated with the manufacturing and distribution of ANJESO including supply chain and quality personnel costs. Cost of sales also included period costs related to certain manufacturing services and inventory adjustment charges. We discontinued commercialization of ANJESO in December 2022. We believe there is very modest inventory held at the wholesaler level and accepted product returns until June 30, 2023, which have been recorded as of September 30, 2023.

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

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Credit Agreement with MAM Eagle Lender, the amortization of related financing costs, and in the current year the resulting loss on extinguishment of debt from Amendment No. 5 of the Credit Agreement.

Income Taxation

We maintained a valuation allowance against our deferred tax assets as of September 30, 2023 and December 31, 2022.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022
	(amounts in thousands)
Operating expenses:
Research and development	$1,901	$622
General and administrative	3,639	2,953
Change in fair value of warrants and derivatives	(3,587)	—
Change in contingent consideration valuation	(177)	—
Total operating expenses	1,776	3,575
Operating loss from continuing operations	(1,776)	(3,575)
Other expense:
Other expense, net	(115)	(512)
Net loss from continuing operations	(1,891)	(4,087)
Loss on discontinued operation	(43)	(25,120)
Net loss	$(1,934)	$(29,207)

Research and Development. Our research and development expenses were $1.9 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.3 million was a result of an increase in clinical trials costs associated with our NMB and with our Treg portfolios related to our acquisition of TeraImmune.

General and Administrative. Our general and administrative expenses were $3.6 million and $3.0 million for the three months ended September 30, 2023 and 2022, respectively. The net increase of $0.6 million was a result of an increase of $1.0 million in public company costs as well as an increase of $0.2 million associated with our recent acquisition of TeraImmune and its facility, offset by a reduction in personnel costs of $0.3 million related to our reduction in headcount in 2022 and a decrease in consulting costs of $0.3 million.

Change in Fair Value of Warrants and Derivatives. Our derivative liability is our obligation to issue shares of our common stock upon the conversion of the Series X Preferred Stock and is revalued at each reporting period. The fair value decreased by $3.6 million for the three months ended September 30, 2023 as a result of an decrease in our share price.

Change in Contingent Consideration valuation. Our contingent consideration is related to shares held in escrow as a result of the Merger and is revalued at each reporting period. The fair value decreased by $0.2 million for the three months ended September 30, 2023 as a result of a decrease in our share price.

Other Expense, net. Other expense was $0.1 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in other expense of $0.4 million was primarily related to a decrease of $0.3 million in the amortization of financing costs and a decrease of $0.1 million in interest expense related to our Credit Agreement with MAM Eagle Lender due to the reduction in principal balance.

Loss on discontinued operations. Loss from discontinued operations for the three months ended September 30, 2023 and 2022 was $0.1 million and $25.1 million, respectively, which relates to our discontinued commercial business of ANJESO. The decrease in loss from the discontinued operation of $25.0 million was primarily the result of a decrease of $23.0 million in expense related to the change in fair value of contingent consideration, a decrease of $1.0 million in reduced selling expenses due to the discontinuation of commercialization of ANJESO, and a decrease of $1.0 million in amortization expense.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
	(amounts in thousands)
Operating expenses:
Research and development	6,597	2,196
General and administrative	7,664	12,785
Change in fair value of warrants and derivatives	(717)	(7)
Change in contingent consideration valuation	(35)	—
Total operating expenses	13,509	14,974
Operating loss from continuing operations	(13,509)	(14,974)
Other expense:
Other expense, net	(3,069)	(1,652)
Net loss from continuing operations	(16,578)	(16,626)
Income (loss) on discontinued operation	18,673	(32,920)
Net income (loss)	$2,095	$(49,546)

Research and Development. Our research and development expenses were $6.6 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $4.4 million was primarily due to an increase in operational expenses associated with our NMB program, including clinical and preclinical trials costs of $2.8 million and an increase in general expenses, including consulting, recent acquisition of personnel and other outside service expenses of $1.6 million.

General and Administrative. Our general and administrative expenses were $7.7 million and $12.8 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $5.1 million was primarily a result of a reduction in personnel costs of $4.1 million, a decrease in consulting expenses of $1.2 million, a decrease in legal expenses of $0.2 million, offset by an increase of $0.3 million in facility, legal and other expenses.

Change in Fair Value of Warrants and Derivatives. Our derivative liability is our obligation to issue shares of our common stock upon the conversion of the Series X Preferred Stock and is revalued at each reporting period. The fair value decreased by $0.7 million for the nine months ended September 30, 2023 as a result of an decrease in our share price.

Change in Contingent Consideration valuation. Our contingent consideration is related to shares held in escrow as a result of the Merger and is revalued at each reporting period. The fair value decreased by $0.1 million for the nine months ended September 30, 2023 as a result of an decrease in our share price.

Other Expense, net. Other expense was $3.1 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in other expense of $1.4 million was primarily due to the loss on extinguishment of debt as a result of the fifth amendment to the MAM credit agreement of $2.1 million, partially offset by a decrease in financing expenses also related to our MAM credit agreement of $0.3 million.

Income (loss) on discontinued operations. Income from discontinued operations for the nine months ended September 30, 2023 was $18.7 million, compared to a loss from discontinued operation for the nine months ended September 30, 2022 of $33.2 million, an increase in income of $51.6 million, which relates to our discontinued commercial business of ANJESO. The increase in income from the discontinued operation was primarily the result of a decrease of $18.6 million in expense related to the change in fair value of contingent consideration, a decrease of $10.2 million in reduced selling expenses due to the discontinuation of commercialization of ANJESO, and a decrease of $1.9 million in amortization expense, and a decrease of $20.9 million in expense related to the impairment of property and equipment in 2023 related to ANJESO.

Liquidity and Capital Resources

As of September 30, 2023, we had $0.4 million in cash and cash equivalents.

We anticipate that our principal uses of cash in the future will be primarily to fund our operations, pipeline development activities, working capital needs, and other general corporate purposes.

We expect to seek additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of September 30, 2023, we will need to raise additional capital in the next twelve months to continue as a going concern.

On August 23, 2023 we entered into a purchase agreement, or the ELOC Purchase Agreement, with Alumni Capital LP, or Alumni Capital. Pursuant to the ELOC Purchase Agreement, we may sell to Alumni Capital up to $50.0 million, or the Investment Amount, of shares, or the Purchase Notice Shares, of our common stock from time to time during the term of the ELOC Purchase Agreement. In consideration for Alumni Capital’s execution and delivery of the ELOC Purchase Agreement, we issued 579,710 shares to Alumni Capital on September 25, 2023; (ii) issued 750,000 shares to Alumni Capital on October 13, 2023; (iii) issued 750,000 shares to Alumni Capital on October 18, 2023; and (iv) agreed to issue 818,840 shares to Alumni Capital within one business day after the earlier of (a) December 1, 2023 or (b) the day in which the Company' trading volume exceeds 5,000,000 shares of common stock, provided such day is after November 1, 2023, or collectively, the "Commitment Shares").

Pursuant to the ELOC Purchase Agreement, until December 31, 2024, we may, at our discretion, direct Alumni Capital to purchase on any single business day on which the closing price of our common stock on The Nasdaq Capital Market is equal to or greater than $0.25 for no amount less than $100,000 in shares of common stock and no greater than $1.0 million in shares of common stock ($2.0 million for the initial purchase thereunder), unless waived upon mutual discretion between us and Alumni Capital, up to an amount no greater than $5.0 million. The purchase price in respect of any purchase notice shall equal the lowest traded price of our common stock during the five business days prior to the closing of any purchase thereunder, multiplied by 90%. Our net proceeds under the ELOC Purchase Agreement for the nine months ended September 30, 2023 were $0.3 million.

On August 16, 2023, we, entered into a securities purchase agreement with institutional investors named therein pursuant to which we agreed to issue and sell, in a registered direct offering, 2,006,544 shares of our common stock, par value $0.01 per share and 1,395,243 Series E pre-funded warrants to purchase 1,395,243 shares of common stock, at an offering price of $0.56 per share and $0.55 per Series E Pre-Funded Warrant. In a concurrent private placement, we agreed to issue and sell to such investors unregistered Series A-7 warrants to purchase up to 3,401,787 shares of common stock. The Series A-7 warrants have an initial exercise price of $0.56 per share and are exercisable until October 12, 2028. The exercise price of the Series A-7 warrants was reduced upon the Reverse Stock Split, to $[ ], which was the lowest daily volume weighted average price of the common stock during the five trading days following such Reverse Stock Split, and the number of shares issuable upon exercise of the Series A-7 warrants was increased such that the aggregate exercise price payable as a result of the adjustment is equal to the aggregate exercise price payable prior to the adjustment. Net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, was $1.6 million.

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

On March 1, 2022, we closed an underwritten public offering of 45,791 shares of common stock, pre-funded warrants to purchase 41,929 shares of common stock at an exercise price of $0.01 per share and warrants to purchase 87,719 shares of common stock at an exercise price of $130.00 per share, as well as up to 13,158 additional shares of common stock and/or additional warrants to purchase up to 13,158 shares of common stock which may be purchased pursuant to a 30-day option to purchase additional securities granted to H.C. Wainwright & Co., LLC, or the Underwriter, by us. The public offering price for each share of common stock and accompanying warrant to purchase one share of common stock was $114.00, and the public offering price for each pre-funded warrant and accompanying warrant was $113.60. As compensation to the Underwriter, we agreed to pay to the Underwriter a cash fee of 7.0% of the gross proceeds, plus a cash management fee equal to 1.0% of the gross proceeds and reimbursement of certain expenses and legal fees. We also issued to designees of the Underwriter warrants to purchase 5,263 shares of common stock at an exercise price of $142.50 per share. On February 28, 2022, the Underwriter partially exercised its option to purchase an additional 2,847 warrants. Net proceeds, after deducting underwriting discounts and commissions and offering expenses, was $8.8 million.

On May 29, 2020, we entered in a $50.0 million Credit Agreement with MAM Eagle Lender, or the Credit Agreement, pursuant to which we have drawn $10.0 million as of the date of this Quarterly Report and may draw upon four additional tranches of term loans. The Tranche Two Loans in an amount not to exceed $5.0 million may be drawn upon on or before August 29, 2021 provided that we generate at least $5.0 million in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Two Loans are funded. The Tranche Two Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Three Loans, Tranche Four Loans, or Tranche Five Loans, as applicable, provided that the Tranche Two Loans may not be drawn more than once. The Tranche Three Loans in an amount not to exceed $5.0 million may be drawn upon on or before November 29, 2021 provided that we generate at least $10.0 million in net revenue in the three consecutive calendar months immediately preceding such date such Tranche Three Loans are funded. The Tranche Three Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Four Loans or Tranche Five Loans, as applicable, provided that the Tranche Three Loans may not be drawn more than once. The Tranche Four Loans in an amount not to exceed $10.0 million may be drawn upon, subject to the consent of the Lenders, on or before August 29, 2022 provided that we generate at least $20.0 million in net revenue in the three consecutive calendar months immediately preceding the date such Tranche Four Loans are funded. The Tranche Four Loans may also be drawn on a subsequent date with the satisfaction of the conditions for the Tranche Five Loans provided that the Tranche Four Loans may not be drawn more than once. The Tranche Five Loans in an amount not to exceed $20.0 million may be drawn upon, subject to the consent of the Lenders, on or before March 1, 2023 provided that we generate at least $100.0 million in net revenue in the twelve consecutive calendar months immediately preceding the date such Tranche Five Loans are funded.

On August 1, 2022, we entered into Amendment No. 1 and Waiver to Credit Agreement, or the First Amendment, with MAM Eagle Lender. Pursuant to the terms of the First Amendment, the lenders waived any default under the Credit Agreement (including the imposition of a default interest rate with respect to the default) resulting from our failure to comply with the minimum cash covenant, or the Minimum Liquidity Covenant, which requires us to maintain at least $5.0 million in a liquidity account. In addition, the First Amendment, among other items, (i) provided that 30% of any cash proceeds received by us from certain potential strategic licensing transactions shall be used to prepay amounts outstanding under the Credit Agreement; and (ii) decreases the amount of cash we are required to maintain pursuant to the Minimum Liquidity Covenant to $3.0 million for a period beginning on August 1, 2022, and ending on August 31, 2022, at which point the amount required pursuant to the Minimum Liquidity Covenant shall increase to $5.0 million.

On October 24, 2022, we entered into Amendment No. 2 and Waiver to Credit Agreement with MAM Eagle Lender, or the Second Amendment. Pursuant to the terms of the Second Amendment, the Credit Agreement is amended such that we agreed to repay the principal thereunder (i) on the first business day of each month until the Interest Payment Date on December 1, 2022, in equal monthly installments of principal based on an amortization schedule of 36 months, (ii) an additional payment of principal in the amount of $0.3 million prior to December 31, 2022 and (iii) commencing on the Interest Payment Date on January 2, 2023 and on each Interest Payment Date thereafter until the obligations have been repaid in full, the principal amount of $0.5 million. In addition, the Second Amendment decreased the Minimum Liquidity Covenant to (i) $3.0 million for the period beginning on October 1, 2022, and ending on November 30, 2022, (ii) $4.5 million for the period beginning on December 1, 2022, and ending on February 28, 2023, and (iii) $4.0 million from and after March 1, 2023. Further, we agreed that prior to December 31, 2022, we will not, without the prior written consent of the Lenders, make or permit any payment under its agreements with Alkermes. In consideration for the Second Amendment, we paid the Agent an amendment fee of $0.01 million and the Lender an amendment fee of $0.2 million.

On December 1, 2022, we entered into Amendment No. 3 to Credit Agreement with MAM Eagle Lender, or the Third Amendment. Pursuant to the terms of the Third Amendment, the Third Amendment decreased the Minimum Liquidity Covenant to (a) from October 1, 2022 to December 6, 2022 to not be less than $3.0 million at any time, (b) from December 7, 2022 to February 28, 2023 to not be less than $4.5 million, and (c) from and after March 1, 2023 to not be less than $4.0 million.

In January 2023, we entered into Amendment No. 4 to Credit Agreement with MAM Eagle Lender, or the Fourth Amendment. Pursuant to the terms of the Fourth Amendment, the Credit Agreement was amended such that we agreed to make (i) a payment of principal in the amount of $0.5 million on January 3, 2023, (ii) a payment of principal in the amount of $0.3 million on February 1, 2023 and March 1, 2023, and (iii) on the interest payment date on April 3, 2023 and on each interest payment date thereafter until the obligations are repaid in full, a payment in the principal amount of $0.5 million. In addition, the Fourth Amendment decreased the Minimum Liquidity Covenant to (i) $3.0 million for the period beginning on October 1, 2022, and ending on December 6, 2022, (ii) $4.5 million for the period beginning on December 7, 2022, and ending on January 10, 2023, (iii) $2.225 million for the period beginning on January 11, 2023, and ending on February 28, 2023, and (iv) $3.0 million from and after March 1, 2023. Further, we agreed that prior to April 30, 2023, we will not, without the prior written consent of MAM Eagle Lender, make or permit any payment under our agreements with Alkermes.

On March 29, 2023, we entered into Amendment No. 5 and Consent to Credit Agreement, or the Fifth Amendment, whereby MAM Eagle Lender consented to the transactions contemplated by the Transfer Agreement (as defined above) and agreed to release and discharge any liens granted or held by the lenders in respect of the assets discussed in the Transfer Agreement. The parties also agreed to, among other things, amend the Minimum Liquidity Covenant to require that we maintain $2.5 million of liquidity at all times.

In connection with the Acquisition, we entered into a Forbearance Agreement, dated as of June 29, 2023, by and among us, the Lenders and the Agent, solely in its capacity as administrative and collateral agent for the Lenders, pursuant to which the Lenders agreed to forbear their rights to exercise any rights and remedies with respect to any default under the Credit Agreement, resulting from the Acquisition, for a period of up to 30 days following the closing of the Acquisition. On July 30, 2023, we entered into Amendment Not. 1 to the Forbearance Agreement and Amendment No. 6 to Credit Agreement, whereby such deadline was extended until October 31, 2023. On October 31, 2023, we entered into Amendment No. 2 to the Forbearance Agreement and Amendment No. 8 to Credit Agreement to extend such deadline until March 31, 2024.

On August 31, 2023, we entered into Amendment No. 7 to Credit Agreement with MAM Eagle Lender, or the Seventh Amendment. Pursuant to the terms of the Seventh Amendment, the Lenders agreed to, among other things, defer certain loan amortization payments and waive the Mimimum Liquidity Covenant until December 31, 2023

Sources and Uses of Cash

Cash used in operations was $9.7 million and $13.1 million for the nine months ended September 30, 2023 and 2022, respectively, which represents our operating losses less our non-cash items including: stock-based compensation, non-cash interest expense, depreciation, loss on extinguishment of debt, and changes in warrant valuations, as well as changes in operating assets and liabilities.

Cash provided by investing activities was $0.2 for the nine months ended September 30, 2023 and was attributable to the acquisition of TeraImmune. There was no cash provided by investing activities for the nine months ended September 30, 2022.

There was $5.5 million of net cash provided by financing activities in the nine months ended September 30, 2023 consisting of net proceeds of $4.3 million from warrant exercises, net proceeds of $3.4 million from a public offering of common stock and warrants, $1.8 million of net proceeds from a registered direct offering of common stock and concurrent private placement of warrants, and net proceeds of $0.3 million from our equity line of credit with Alumni Captial, partially offset by $4.1 million in long-term debt principal payments and $0.3 million in payments of deferred financing costs. There was $15.0 million of net cash provided by financing activities for the nine months ended September 30, 2022 consisting primarily of net proceeds of $14.2 million from public offerings of common stock and warrants and $1.8 million of net proceeds from a registered direct offering of common stock and concurrent private placement of warrants, partially offset by a payment on long-term debt of $1.1 million.

Cash used in operations from discontinued operations was $0.8 million and $11.2 million for the nine months ended September 30, 2023 and 2022, respectively, which represents our operating losses from discontinued operation less our non-cash items including: stock-based compensation, depreciation, amortization, changes in fair value of contingent consideration, and impairment losses on property and equipment and intangible asset, as well as changes in operating assets and liabilities.

There was no significant cash used in investing activities from discontinued operation for the nine months ended September 30, 2023 and 2022.

There was no cash used in financing activities from discontinued operation in the nine months ended September 30, 2023. There was $1.2 million of cash used in financing activities from discontinued operation in the nine months ended September 30, 2022 attributable to the payment of contingent consideration of $1.2 million.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•
our relationships with third parties, licensors, collaborators, and our employees;
•
our ability to execute our strategic priorities;
•
our ability to fund our continuing operations and successfully integrate TeraImmune’s technology;
•
the scope, progress, results, and costs of development for our product candidates;
•
the cost, timing and outcome of regulatory review of our product candidates;
•
the cost of manufacturing for our Treg product candidate, acquiring components and other capital equipment for our product candidates;
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

Contractual Commitments

The table below reflects our contractual commitments as of September 30, 2023:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (1):
Credit Agreement	$3,706	$3,706	$—	$—	$—
Interest and Fees on Credit Agreement	806	806	—	—	—
Convertible Bond Payable	1,000	1,000	—	—	—
Interest on Bond Payable	239	239	—	—	—

Purchase Obligations (2):	$64	$64	$—	$—	$—
Operating Leases (3)	4,926	685	1,417	1,748	1,076
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4)	16,395	80	315	—	—

Total Contractual Obligations	$27,136	$6,580	$1,732	$1,748	$1,076

(1)
Debt obligations consist of principal, an exit fee of 2.5% of that principal, interest on the $4.3 million outstanding term loan under our Credit Agreement and the unpaid portion of the Fifth Amendment fee. Debt obligations also consists of a principal balance of $1,000 in convertible bond payable, accrued interest at a rate of 5% per annum during the period from April 8, 2022 to the maturity date of November 30, 2022, and a default interest penalty of 20% on the defaulted balance as of November 30, 2022. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See Note 11 to the Consolidated Financial Statements included in this Quarterly Report.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Annual Report. As a result of the Acquisition, we believe that the following should be added to our critical accounting policies given the level of judgments and estimates used in preparation of our financial statements:

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets consist of In Process Research & Development ("IPR&D"). We determined the estimated fair values for our IPR&D assets as of the Acquisition Date using the income approach. This is a valuation technique that provides an estimate of fair value of the asset, based on the market participant's expectations of the cash flows that the asset are forecasted to generate. The cash flows are discounted at a rate commensurate with the level of risk associated with its projected cash flows. We believe the assumptions are representative of those a market participant would use in estimating fair value. The fair value of IPR&D was capitalized as of the Acquisition date and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to an identified material weakness in our internal control over financial reporting in the second quarter related to certain technical accounting treatment of the TeraImmune Acquisition related to the lease liability and derivative liability. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan

Management and our Board of Directors are actively engaged in implementing a remediation plan to address the material weakness over the implementation of purchase price accounting related to the Acquisition of TeraImmune. We are enhancing and implementing new processes, controls, and systems to strengthen our internal control over financial reporting, related to technical accounting transaction. Additionally, we have added to and intend to seek additional internal and external resources to aid in our mitigation and increase the level of review over financial reporting and technical accounting.

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

The potential delisting of our common stock from The Nasdaq Capital Market and our trading on the OTC Pink Open Market is expected to result in a more limited market and lack of liquidity for our securities and may make it more difficult to raise funds on terms acceptable to us, or at all.

On November 14, 2023, we received a determination letter, or the Delisting Notification, stating that the Nasdaq Hearings Panel, or the Panel, has determined to delist our common stock from the Nasdaq Capital Market, and Nasdaq suspended trading in our common stock, as of the opening of trading on November 16, 2023, because we did not demonstrate compliance with the Nasdaq initial listing requirements by or before November 13, 2023.

Pursuant to the Delisting Notification, we have a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council, or the Listing Council. Unless we submit a timely request for the Listing Council’s review of the Panel’s delisting determination, a Form 25-NSE will be filed with SEC, which will remove our common stock from listing and registration on Nasdaq. We do not intend to file an appeal of the Panel’s determination. Accordingly, we expect that our common stock will be delisted from Nasdaq after the Form 25-NSE is filed with the SEC. Our common stock is currently trading on the OTC Pink Open Market under the symbol “BXRX.”

The trading of our common stock in the OTC Pink Open Market may have an unfavorable impact on our stock price and the liquidity of our stock. The OTC Pink Open Market is a significantly more limited market than Nasdaq. The quotation of our stock in OTC Pink Open Market is expected to result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could further depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. There can be no assurance that our securities will be listed on a national securities exchange or a national quotation service in the future.

We may be unsuccessful in obtaining a waiver or amendment to our Credit Agreement with respect to any existing events of default thereunder. The failure to obtain such a waiver or amendment, or otherwise cure any event of default under our Credit Agreement, could allow the lender to take enforcement action against us or certain of its assets, including accelerating the loans and other obligations under the Credit Agreement and taking any other remedial actions permitted under the Credit Agreement or applicable law, which would have a material adverse effect on our business, financial condition and results of operations and could require us to curtail or cease operations.

On May 29, 2020, we entered into the Credit Agreement. In connection with the Acquisition, we entered the Forbearance Agreement, pursuant to which Agent and Lender agreed to forbear form exercising their rights and remedies with respect to certain events of default under the Credit Agreement until March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1∆	Agreement and Plan of Merger, dated June 29, 2023, by and among Baudax Bio, Inc., Bounce Merger Sub I, Inc., Bounce Merger Sub II, LLC and TeraImmune, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 5, 2023 (File No. 001-39101).

3.1	Certificate of Designations of Series X Non-Voting Convertible Preferred Stock.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 5, 2023 (File No. 001-39101).

4.1	Form of Series E Pre-funded Warrant.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 21, 2023 (File No. 001-39101).

4.2	Form of Series A-7 Common Stock Purchase Warrant	Incorporated herein by reference to Exhibit 4.2 to the Company’s Currnet Report on Form 8-K filed on August 21, 2023 (File No. 001-39101).

10.2

Amendment No. 1 to Forbearance Agreement and Amendment No. 6 to Credit Agreement, dated as of July 30, 2023, by and among Baudax Bio, Inc, Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lender party hereto.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2023 (File No. 001-39101).

10.3

Amendment No. 7 to Credit Agreement, dated as of August 31, 2023, by and among Baudax Bio, Inc, Baudax Bio N.A. LLC, Baudax Bio Limited, Wilmington Trust, National Association, and the Lender party hereto.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2023 (File No. 001-39101).

10.4	Purchase Agreement, dated August 23, 2023, between Baudax Bio, Inc. and Alumni Capital LP	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 25, 2023 (File No. 001-39101).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

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

BAUDAX BIO, INC.

Date: November 20, 2023	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Natalie McAndrew
Natalie McAndrew
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)